Form 10QSB
period 2002-03-31
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2003-04-25
CIK 1221170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  March 31, 2002
                                          --------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

          Commission file number:  0 - 50235
                                   ---------


                       PERFORMANCE CAPITAL MANAGEMENT, LLC
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          California                                03-0375751
------------------------------            -------------------------------
State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization


          222 South Harbor Blvd., Suite 400, Anaheim, California 92805
    ------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (714) 502-3780
                           -------------------------
                          (Issuer's telephone number)


    ------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2002, the issuer had 571,550 LLC Units issued and outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2002


PART  I - FINANCIAL INFORMATION                                                              PAGE
Item 1    Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

          Accountants' Review Report

          Balance Sheet as of March 31, 2002 (unaudited)

          Statement of Operations for the period from Inception (February 4, 2002) to
          March 31, 2002 (unaudited)

          Statement of Members' Equity for the period from Inception (February 4, 2002) to
          March 31, 2002 (unaudited)

          Statement of Cash Flows for the period from Inception (February 4, 2002) to
          March 31, 2002 (unaudited)

          Notes to the Financial Statements (unaudited)

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17


PART II - OTHER INFORMATION

Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

Item 2    Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . 21

Item 4    Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . 21

Item 5    Other Events . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . 22

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


            [MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]





To the Board of Directors
Performance Capital Management, LLC
Anaheim, California

We  have  reviewed  the  accompanying  balance  sheet  of  Performance  Capital
Management, LLC, as of March 31, 2002 and the related statements of operations and members' equity and cash flows for the period from inception (February 4, 2002) through March 31, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified
Public Accountants. All information included in these financial statements is the representation of the management of Performance Capital Management, LLC.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Moore Stephens Wurth Frazer And Torbet, LLP

March 14, 2003
City of Industry, California




                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                                  BALANCE SHEET
                              AS OF MARCH 31, 2002
                        (See Accountants' Review Report)
                        --------------------------------


                          ASSETS
                          ------

  Cash and cash equivalents                  $2,923,673
  Restricted cash                                21,355
  Other receivables                               6,848
  Purchased loan portfolios, net              4,563,669
  Property and equipment, net                   704,299
  Deposits                                       74,684
  Prepaid expenses and other assets              83,616
                                             ----------

      Total assets                           $8,378,144
                                             ==========




             LIABILITIES AND MEMBERS' EQUITY
             -------------------------------

LIABILITIES:
  Accounts payable                           $  168,489
  Pre-petition claims                           881,880
  Accrued liabilities                           310,520
  Income taxes payable                            2,948
                                             ----------
      Total liabilities                       1,363,837

COMMITMENTS AND CONTINGENCIES                         -

MEMBERS' EQUITY                               7,014,307
                                             ----------

      Total liabilities and members' equity  $8,378,144
                                             ==========



         The accompanying notes are an integral part of this statement.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                             STATEMENT OF OPERATIONS
            FROM INCEPTION (FEBRUARY 4, 2002) THROUGH MARCH 31, 2002
                        (See Accountants' Review Report)
                        --------------------------------


REVENUES:
  Portfolio collections                     $1,210,119
  Portfolio sales                               60,843
                                            -----------
    Total revenues                           1,270,962
  Less portfolio basis recovery                899,587
                                            -----------

NET REVENUES                                   371,375
                                            -----------

OPERATING COSTS AND EXPENSES:
  Salaries and benefits                        797,977
  General and administrative                   384,012
  Depreciation                                  34,387
                                            -----------
    Total operating costs and expenses       1,216,376
                                            -----------

LOSS FROM OPERATIONS                          (845,001)
                                            -----------

OTHER INCOME (EXPENSE):
  Reorganization costs                         (53,598)
  Interest income                               25,257
  Other income                                  12,902
                                            -----------
    Total other expense, net                   (15,439)
                                            -----------

LOSS BEFORE INCOME TAX PROVISION              (860,440)

INCOME TAX PROVISION                             2,948
                                            -----------

NET LOSS                                    $ (863,388)
                                            ===========



         The accompanying notes are an integral part of this statement.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                          STATEMENT OF MEMBERS' EQUITY
            FROM INCEPTION (FEBRUARY 4, 2002) THROUGH MARCH 31, 2002
                        (See Accountants' Review Report)
                        --------------------------------



                                                             Total
                            Unreturned     Accumulated      Members'
                              Capital        Deficit         Equity
                           -------------  -------------  -------------
Balance, February 4, 2002  $ 38,116,880   $(18,239,185)  $ 19,877,695

Distribution to investors   (12,000,000)             -    (12,000,000)

Net loss                              -       (863,388)      (863,388)
                           -------------  -------------  -------------

Balance, March 31, 2002    $ 26,116,880   $(19,102,573)  $  7,014,307
                           =============  =============  =============



         The accompanying notes are an integral part of this statement.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                             STATEMENT OF CASH FLOWS
            FROM INCEPTION (FEBRUARY 4, 2002) THROUGH MARCH 31, 2002
                        (See Accountants' Review Report)
                        --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $   (863,388)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                        34,387
      Decrease in other receivable                        84,211
      Increase in other current assets                   (38,615)
      Decrease in loan portfolios                        199,536
      Decrease in accounts payable                       (65,833)
      Decrease in pre-petition claims                     (2,394)
      Increase in accrued liabilities                     64,602
      Increase in income taxes payable                     2,948
                                                    -------------
        Net cash used in operating activities           (584,546)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to investors                          (12,000,000)
                                                    -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS              (12,584,546)

CASH AND CASH EQUIVALENTS, beginning of period        15,529,574
                                                    -------------

CASH AND CASH EQUIVALENTS, end of period            $  2,945,028
                                                    =============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Income taxes paid                                 $     10,874
                                                    =============

  Interest paid                                     $          -
                                                    =============



         The accompanying notes are an integral part of this statement.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Performance Capital Management, LLC ("PCM LLC" or "the Company") is engaged in the business of acquiring assets originated by federal and state banks and other sources, for the purpose of generating income and cash flow from managing, collecting, or selling those assets. These assets consist of non-performing credit card loan portfolios and are purchased and sold as portfolios ("portfolios"). Additionally, some loan portfolios are assigned to third party agencies for collection.

Reorganization Under Bankruptcy
-------------------------------

PCM LLC was formed under a Chapter 11 Bankruptcy Reorganization Plan and operating agreement. The plan called for the consolidation of five California limited partnerships and a California Corporation into the new California Limited Liability Company. The five California limited partnerships were formed for the purpose of acquiring investments in or direct ownership of non-performing credit card loan portfolios from financial institutions and other sources. The general partner for the partnerships was Performance Development, Inc., a California corporation ("PDI"). PDI was removed as general partner during bankruptcy. The assets of the five limited partnerships consisted primarily of non-performing credit card loans, as well as cash. PCM LLC was formed on January 14, 2002 and commenced operations upon the confirmation of its Bankruptcy Reorganization Plan ("Reorganization Plan") on February 4, 2002. The entities that were consolidated under the Reorganization Plan are as follows:

Performance Asset Management Fund, Ltd.,- (PAM), a California Limited Partnership, formed in 1991. Units in PAM were sold in a private placement offering. PAM raised $5,205,000 in gross proceeds from the sale of its partnership units. PAM was not subject to the reporting requirements of the Securities and Exchange Commission.

Performance Asset Management Fund II, Ltd.,- (PAMII), a California Limited Partnership, formed in 1992. Units in PAMII were sold in a private placement offering. PAMII raised $7,670,000 in gross proceeds from the sale of its partnership units. PAMII was not subject to the reporting requirements of the Securities and Exchange Commission.

Performance Asset Management Fund III, Ltd.,- (PAMIII), a California Limited Partnership, formed in 1992. Units in PAMIII were sold in a private placement offering pursuant to Regulation D promulgated by the Securities and Exchange Commission on a "best efforts" basis. PAMIII raised $9,990,000 in gross proceeds from the sale of its partnership units. PAMIII was a public limited partnership that was subject to the reporting requirements of the Securities and Exchange Commission.

Performance Asset Management Fund IV, Ltd., - (PAMIV), a California Limited Partnership, formed in 1992. Units in PAMIV were sold in an intrastate offering to residents of California, pursuant to the provisions of Section 3(A)(11) of the Securities Act of 1933. PAMIV raised $28,595,000 in gross proceeds from the sale of its partnership units. PAMIV was a public limited partnership that was subject to the reporting requirements of the Securities and Exchange Commission.

Performance   Asset   Management  Fund V,  Ltd., - (PAMV), a  California Limited
Partnership, formed in 1994. Units in PAMV were sold in a private placement offering. PAMV raised $5,965,000 in gross proceeds from the sale of its partnership units. PAMV was not subject to the reporting requirements of the Securities and Exchange Commission.

Performance Capital Management, Inc. (PCM INC), a California corporation incorporated in January 1993. PCM INC identified potential portfolio acquisitions, performed due diligence in conjunction with potential portfolio acquisitions, acquired portfolios, and through joint ventures with the limited partnerships (PAM, PAMII, PAMIII, PAMIV, and PAMV) collected and sold acquired portfolios. The limited partnerships (PAM, PAMII, PAMIII,

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS, (CONTINUED)

Reorganization Under Bankruptcy, (continued)
--------------------------------------------

PAMIV, and PAMV) collectively obtained 98.5% of the outstanding shares of PCM INC. The minority interest of 1.5% was effectively eliminated in the bankruptcy plan.

Pre-Petition  Operations
------------------------

At all times before the bankruptcy, Vincent Galewick was the sole or controlling shareholder of PCM INC and PDI which served as general partner of the limited partnerships (PAM, PAMII, PAMIII, PAMIV, and PAMV). A total of approximately $57,450,000 was raised over the period 1991 to 1994 by selling limited partnership interests in PAM, PAMII, PAMIII, PAMIV, and PAMV. Approximately $8.7 million was deducted for brokerage and organizational expenses. Approximately $49 million was used to purchase non-performing credit card loan portfolios. These portfolios were typically purchased by the limited partnerships from PCM INC. PCM INC also collected the portfolios under joint venture agreements between itself and the limited partnerships.

In the normal course of business, loan portfolios would be purchased, collections would be made and in some cases the portfolios were sold. PCM INC was in the business of managing these loan portfolios.

PCM INC generally charged a "mark-up" to the limited partnerships for portfolios purchased for the limited partnerships. This markup averaged 35% above the price PCM INC paid for the portfolios on the open market. PCM INC was also contractually entitled to receive 45% of all monies collected on the portfolios.

In addition, PDI, former general partner of the limited partnerships, received a management fee from the limited partnerships ranging from 2 to 2 1/2% of the net asset value of the loan portfolio on an annual basis and 10% of the amount of any distributions to the limited partners.

Numerous issues and claims were settled between the parties by the bankruptcy. This settlement referred to as "Intercompany Settlement" removed Mr. Galewick from any further role in the affairs of PCM INC and the limited partnerships, transferred to the Trustee all claims of Mr. Galewick and others against the limited partners and controlling interest in PCM INC thereby according the limited partners control over the entity which administered their assets. The Trustee and a committee of equity security holders representing the PAM Funds released any claims of the debtor's estate against Mr. Galewick and Mr. Galewick's affiliates. Inter-debtor claims were released and withdrawn. Mr. Galewick received consideration from the bankruptcy estates of the limited partners. As part of the settlement, PDI was removed as general partner and the Trustee resigned as Trustee for PDI, thus returning control of PDI to Mr. Galewick.

The following is a summary of the ownership interest of Performance Capital Management, LLC pursuant to the terms of the Reorganization Plan:

Member's  Number of    Number of        Percentage
  Name    Investors  PCM LLC Units  Interest in PCM LLC
--------  ---------  -------------  -------------------
PAM             370         52,050                    9
PAMII           459         76,700                   14
PAMIII          595         99,900                   17
PAMIV          1153        285,950                   50
PAMV            327         56,950                   10
                     -------------  -------------------
Totals                     571,550                  100
                     =============  ===================

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS, (CONTINUED)

The Reorganization Plan calls for distributions to be made first to the LLC Members to the extent of and in proportion to their unreturned Capital Contributions; and thereafter to the LLC Members in proportion to their respective percentage ownership interest.

The combination of the Partnerships and PCM INC is summarized as follows (in thousands):

                                   PAM      PAMII     PAMIII    PAMIV      PAMV     PCM INC     Total
                                ---------  --------  --------  --------  --------  ---------  ---------
Sale of Limited
  Partnership Units             $  5,205   $ 7,670   $ 9,990   $28,595   $ 5,965   $      -   $ 57,425

Distributions
  to Investors                    (3,704)   (4,137)   (3,719)   (6,920)     (829)         -    (19,309)
                                ---------  --------  --------  --------  --------  ---------  ---------

Unreturned Capital                 1,501     3,533     6,271    21,675     5,136          -     38,116

Accumulated Deficit                 (288)   (1,333)   (2,424)   (9,330)   (2,561)    (2,302)   (18,238)
                                ---------  --------  --------  --------  --------  ---------  ---------

Cash and Net Assets
  Transferred to PCM LLC        $  1,213   $ 2,200   $ 3,847   $12,345   $ 2,575   $ (2,302)    19,878
                                =========  ========  ========  ========  ========  =========

2002 Distribution to Investors                                                                 (12,000)

Net Loss                                                                                          (863)
                                                                                              ---------

Members' Equity PCM, LLC
  at March 31, 2002                                                                           $  7,015
                                                                                              =========


Performance Asset Management Fund III, Ltd. and Performance Asset Management Fund IV, Ltd., were reporting entities under the Securities Act of 1934. PAM, PAMII, PAMV, and PCM INC were not reporting entities. It has been determined that Performance Capital Management, LLC is a "successor company" under rule 12g 3 of the Securities Act of 1934, and therefore is subject to the reporting requirements of the Securities Act of 1934. PCM LLC's LLC units are not publicly traded securities. The Reorganization Plan placed certain restrictions on the transfer of members' interests.


NOTE 2 - BASIS OF PRESENTATION

Reporting Entity
----------------

The Company is a successor entity of six companies emerging from bankruptcy (see
Note 1). The accompanying balance sheet, statements of operations, members' equity, and cash flows includes balances and transactions beginning February 4, 2002 through March 31, 2002.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE 2 - BASIS OF PRESENTATION (CONTINUED)

Comparative Statements
----------------------

Management has elected not to present the accompanying financial statements on a comparative basis because several entities shared operating expenses and professional fees during the duration of bankruptcy proceedings that were not included in the final bankruptcy plan. Further, current management did not take control of the operations until the Reorganization Plan was confirmed on February 4, 2002. Current management is not capable of arriving at the estimates for many of the assertions contained in the financial statements for prior periods. The cost and effort to reconstruct these financial statements, if such reconstruction is even possible, would outweigh any benefit that investors may derive. The estimates necessary to prepare prior year financial statements for the successor entity would be so significant that management believes a comparative presentation would be misleading. Prior period financial information is available in the bankruptcy filings with Central District Court of California Case No. SA 98-27040-RA.

Fresh  Start  Accounting
------------------------

Statement of Position 90-7 issued by the American Institute of Certified Public Accountants ("SOP 90-7") addresses accounting for companies in reorganization under the bankruptcy code. For certain entities, SOP 90-7 requires "fresh start accounting" which records a revaluation of assets to fair values and an adjustment of liabilities to present values.

SOP 90-7 also requires the following procedures for entities that adopt fresh start accounting:

1. The reorganization value of the entity should be allocated to the entity's assets following FAS 141;
2. Liabilities other than deferred taxes should be stated at present values of amounts to be paid using current interest rates;
3. Deferred taxes should be presented in conformity with generally accepted accounting principles. Benefits realized from preconfirmation net operating loss carryforwards should reduce reorganization value in excess of amounts allocable to identifiable assets and other intangibles until exhausted and be reported as a direct addition to paid-in capital thereafter;
4. Changes in accounting principles that will be required for the emerging entity within the twelve months following the adoption of fresh start accounting should be adopted at the same time fresh starting accounting is adopted.

SOP 90-7 also requires the following disclosure in the initial financial statements after fresh start accounting has been adopted:

1.   Adjustments to the historical amounts of individual assets and liabilities;
2.   The amount of debt forgiveness;
3.   The amount of prior retained earnings or deficit eliminated; and
4.   Other important matters in determining reorganization value.

Management reviewed these requirements and determined that fresh start accounting was not applicable because assets exceeded liabilities prior to confirmation of the plan and existing limited partners retained a majority interest in the successor entity.

For entities that do not meet the requirements for fresh start accounting, SOP 90-7 requires that liabilities compromised by a confirmed bankruptcy plan be stated at present value of amounts to be paid, using current interest rates. Debt forgiveness, if any, should be reported as an extraordinary item.

As part of the Reorganization Plan, no debt forgiveness existed and all liabilities subject to compromise are presented on the face of the accompanying balance sheet as pre-petition claims with disclosures required by SOP 90-7 presented in Note 9.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE  2  -  BASIS  OF  PRESENTATION  (CONTINUED)

Transfer  of  Assets  to  Successor  Company
--------------------------------------------

Assets were transferred at historical carrying values and postpetition liabilities were assumed as required by the bankruptcy confirmation plan.


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Use  of  Estimates
------------------

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates have been made by management with respect to the timing and amount of collection of future cash flows from non-performing credit card loan portfolios. Among other things, the estimated future cash flows of the portfolios are used to recognize impairment in the purchased loan portfolios. Management reviews the estimate of future collections and it is reasonably possible that these estimates may change based on actual results and other
factors.   A  change  could  be  material  to  the  financial  statements.

Purchased  Loan  Portfolios
---------------------------

Purchased loan portfolios consisted primarily of non-performing credit card accounts. For substantially all of the Company's acquired portfolios, future cash flows cannot be reasonably estimated in order to record an accretable yield consistently. Therefore, the Company utilizes the cost recovery method as required by AICPA Practice Bulletin 6. Application of the cost recovery method requires that any amounts received be applied first against the recorded amount of the portfolios; when that amount has been reduced to zero, any additional amounts received are recognized as net revenue. Acquired portfolios are initially recorded at there respective costs, and no accretable yield is recorded on the accompanying balance sheet.

The Company provides a valuation allowance for acquired loan portfolios when the present value of expected future cash flows do not exceed the carrying values of the portfolios.

Over the life of the portfolio, the Company's management continues to review the carrying values of each loan for impairment. If net estimated cash flows fall below the carrying value of the related portfolio, the valuation allowance is adjusted accordingly. Adjustments to the valuation allowance are recorded in the results of operations as a provision for losses on loan portfolios.

Cash  and  Cash  Equivalents
----------------------------

PCM LLC defines cash equivalents as cash, money market investments and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances at one bank in amounts which exceeded federally insured limits by approximately $6.7 million as of March 31, 2002. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property  and  Equipment
------------------------

Property and equipment are carried at cost and depreciation is computed over the estimated useful lives of the assets ranging from 3 to 7 years. PCM LLC uses the straight-line method of depreciation. Property and equipment transferred under the reorganization plan were transferred at net book value. Depreciation is computed on the remaining useful life at the time of transfer.

The related cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Maintenance and repairs are expensed currently while major betterments are capitalized.

Long-term assets of PCM LLC are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2002, management expects these assets to be fully recoverable.

Revenue  Recognition
--------------------

Revenue is accounted for using the cost recovery method of accounting in accordance with Practice Bulletin No. 6, "Amortization of Discounts on Certain Acquired Loans". Under the cost recovery method of accounting, all cash receipts relating to individual loan portfolios are applied first to recover the cost of the portfolios, prior to recognizing any revenue. Cash receipts in excess of cost of purchased loan portfolios are then recognized as net revenue.

Loan portfolio sales occur after the initial portfolio analysis is performed and the loan portfolio is acquired. Portfolios sold typically do not meet PCM LLC's targeted collection characteristics or are located in geographic areas where PCM LLC is not licensed to collect. Loan portfolios sold are valued at the lower of cost or market.

Proceeds from strategic sales of purchased loan portfolios are recorded as revenue when received.

Income  Taxes
-------------

PCM LLC is treated as a partnership for Federal income tax purposes and does not incur Federal income taxes. Instead, its earnings and losses are included in the personal returns of its members.

PCM LLC is also treated as a partnership for state income tax purposes. The State of California imposes an annual corporation filing fee and an annual limited liability company fee.


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

During June of 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").

FAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, provides specific guidance on how to identify the accounting acquirer in a business combination, provides specific criteria for recognizing intangible assets apart from goodwill and requires additional financial statement disclosures regarding business combinations. FAS 141 will impact the Company's accounting for any business

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

combinations it may enter into in the future. However, FAS 141's adoption did not have an impact on the Company's financial condition or results of operations.

FAS 142 addresses the accounting for goodwill and other intangible assets after their initial recognition. FAS 142 changes the accounting for goodwill and other intangible assets by replacing periodic amortization of the asset with an annual test of impairment of goodwill at either the reporting segment level or one level below, providing for similar accounting treatment for intangible assets deemed to have an indefinite life. Assets with finite lives will be amortized over their useful lives. FAS 142 also provides for additional financial statement disclosures about goodwill and intangible assets. FAS 142 will impact the Company's accounting for any business combinations it may enter into in the future. However, FAS 142's adoption did not have an impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 changes the recorded amount of liabilities associated with asset retirements and requires the accretion of interest expense over the remaining life of the asset. FAS 143 also requires additional disclosure regarding asset retirement obligations. This Statement is effective for fiscal years beginning after June 15, 2002. The adoption of this statement will not have an impact on the Company's financial condition or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, FAS 144 changes the scope and certain measurement requirements of existing accounting guidance. FAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. This Statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 "Rescission of Statements No. 4, 14 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." ("FAS 145"). This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operations, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Costs, Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a
Restructuring)." SFAS No. 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will comply with this pronouncement beginning in 2003. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of March 31, 2002 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate the fair value. The fair value of purchased loan portfolios was determined based on both market pricing and discounted expected cash flows. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at March 31, 2002 was 20%. The estimated fair value of loan portfolios was $12,000,000 at March 31, 2002.


NOTE 6 - PURCHASED LOAN PORTFOLIOS

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at March 31, 2002 totaled approximately $1.3 billion.

The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the estimated amount of money expected to be collected, a valuation allowance is recognized in the amount of such impairment.

The carrying amount of loans included in the accompanying balance sheet at March 31, 2002 is as follows:

Unrecovered cost balance,
  beginning of period             $    10,236,158
Valuation allowance,
  beginning of period                  (5,472,952)
                                  ----------------
Net balance, beginning of period        4,763,206
Net portfolio activity                   (199,537)
                                  ----------------
Net balance, end of period        $     4,563,669
                                  ================

The activity in the loan portfolios in the accompanying financial statements for the period ended March 31, 2002 is as follows:

Purchased loan portfolios          $             700,050
Collections on loan portfolios                (1,210,119)
Sales of loan portfolios                         (60,843)
Revenue recognized on collections                349,352
Revenue recognized on sales                       22,023
                                   ----------------------
Net portfolio activity                          (199,537)
                                   ======================

The valuation allowance related to the loan portfolios at March 31, 2002 is as follows:


Valuation allowance, beginning of period  $     5,472,952
Change in valuation allowance                           -
                                          ---------------
Valuation allowance, end of period        $     5,472,952
                                          ===============


NOTE  7  -  OTHER  RECEIVABLES

Other receivables consist of monies due to the Company from PCM INC and the PAM Funds as of March 31, 2002.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE  8  -  PROPERTY  AND  EQUIPMENT

Property and equipment at March 31, 2002 is as follows:

Office furniture and equipment  $245,088
Computer equipment               456,616
Leasehold improvements            36,982
                                --------
  Totals                         738,686
Less accumulated depreciation     34,387
                                --------
  Property and equipment, net   $704,299
                                ========

Depreciation expense for the period ended March 31, 2002 amounted to $34,387.


NOTE  9  -  PRE-PETITION  CLAIMS

Under the Reorganization Plan, PCM LLC is required to pay certain allowed pre-petition claims and professional fees totaling to approximately $1,400,000 of which $881,880 remains outstanding as of March 31, 2002. These claims are summarized as follows:

Accounting fees                   $             31,584
Collection expense                              29,530
Improvements                                   176,310
Legal fees                                      31,722
Mailing expense                                 24,524
Office supplies                                  7,258
Other                                           72,366
Portfolio settlement                            37,620
Public relations                                76,986
Rent and real estate commissions                82,680
Reserve for claims                             200,000
Telephone                                        9,854
Wages and other labor                          101,446
                                  --------------------
   Total                          $            881,880
                                  ====================

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease  Commitments
------------------

The Company currently leases office space in Anaheim, California under a non-cancelable five year operating lease. Under the lease agreement, PCM LLC must pay a basic monthly rental charge plus a portion of the building's common area expenses.

Prior to the Company moving to its current location, the Company leased office space in Irvine, California under a non-cancelable operating lease expiring on April 30, 2002.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease  Commitments  (continued)
-------------------------------

Future minimum lease commitments as of March 31, 2002 are as follows:

       Year ending
        March 31,
        ---------
           2003                    $ 311,000
           2004                      299,000
           2005                      307,000
           2006                      316,000
           2007                      214,000
     Thereafter                            -

Rental expense for the period ended March 31, 2002 was $95,069.

Consent Decree - Fair Credit Reporting Act
------------------------------------------

In February 2001, a Consent Decree was entered in United States District Court in an action United States of America v. Performance Capital Management, Inc. (One of the entities that formed Performance Capital Management, LLC, see Note
1). Under the terms of the Consent Decree, PCM, INC had a civil penalty pursuant to Section 621 (a) of the Fair Credit Reporting Act, 15 U.S.C. 1681s(a) of $2,000,000 waived. The Consent Decree basically had PCM INC and its successors agree to follow the provisions of the Fair Credit Reporting Act. The Consent Decree ordered, among other specifics, that PCM INC and its successors, officers, employees, et al, are: 1.)enjoined from failing to report correct delinquency dates to consumer reporting agencies; 2.) enjoined from failing to properly investigate consumer disputes and verify, correct or delete the reporting of such information to consumer reporting agencies within the time set forth in the Fair Credit Reporting Act; 3.) enjoined from failing to report accounts as "disputed" to consumer reporting agencies when consumers dispute accounts either in writing, orally, or by electronic means; and 4) enjoined from failing to comply in any other respect with the Fair Credit Reporting Act.

The Consent Decree provides for a period of three years access to the business, all computerized databases, right to inspect and copy all relevant documents and the right to interview officers and employees.

Contingencies
-------------

PCM LLC is involved in various legal actions primarily arising from PCM INC and the partnerships Chapter 11 filing. Many of these issues have been resolved by settlement agreements. PCM LLC management has actively resolved these actions. At February 4, 2002, a provision was established of $200,000. At March 31, 2002 the balance remaining of this provision is $200,000 which is included in the pre-petition claims on the accompanying balance sheet.


NOTE 11 - SUBSEQUENT EVENTS

Claim
-----

In December 2002, a bankruptcy claim totaling approximately $170,000 was brought to the attention of the Company. This claim was not on the final claims list filed with the court. PCM LLC's Management does not believe that this claim will be found to be valid by the court and has not accrued for it as of March 31, 2002. Management does not believe the ultimate outcome of this claim will have a material adverse affect on the Company's financial position.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

Purchase  Commitment
--------------------

In December 2002, the Company entered into an agreement that commits the Company to purchase loan portfolios. The initial term of the agreement is 6 months (December 2002 - May 2003) and the Company has the right to extend the term for an additional 6 months if it expresses the desire to do so by April 15, 2003. Under the terms of the agreement the Company will pay 5% of the "Approximate Current Balance", as defined in the agreement. The "Approximate Current Balances" purchased in December 2002 and January, February, and March 2003 were approximately $2,274,000, $2,326,000, $1,151,100, and $1,395,100 respectively.
The amounts paid for these purchases were $113,689, $116,297, $57,555 and $69,756. Under the terms of the agreement, the commitment for April and May 2003 will be approximately $3.0 million in "Approximate Current Balances", at a cost of approximately $150,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB, and specifically in "Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document contain "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "expects," "may," "will," "intends," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by Performance Capital Management, LLC. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this report on Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the unaudited financial statements and accompanying notes and the other financial information appearing elsewhere in this report and with the financial information contained in our Form 8-K filed on April 2, 2003.

OVERVIEW

We acquire assets originated by federal and state banking and savings institutions, loan agencies, and other sources, for the purpose of generating income and cash flow from collecting or selling those assets. Typically, these assets consist of charged-off credit card contracts, but we have also purchased other forms of indebtedness, including automobile deficiencies and defaulted judgments. These assets are typically purchased and sold as portfolios.

Before purchasing a portfolio, we conduct due diligence to assess the value of the portfolio. We try to purchase portfolios at a substantial discount to the actual amount of money that they will ultimately produce, so that we can recover the cost we pay for the portfolio, pay our collection and operating costs and still have a profit. We record our portfolios at cost based on the purchase price. We reduce the cost bases of our portfolios on a portfolio-by-portfolio basis based on collections, sales of some or all of the portfolio and impairment of net realizable value.

We frequently sell certain portions of portfolios we purchase, such as accounts from particular states where we do not collect, and then collect the balance of the portfolio. We do not generally purchase loan portfolios solely with a view to their resale, and for this reason we generally do not show portfolios on our balance sheet as "held for investment". From time to time we sell some of our portfolios either to capitalize on market conditions, to dispose of a portfolio that is not performing or to dispose of a portfolio whose collection life, from our perspective, has run its course. When we engage in these sales, we continue collecting the portfolio right up until the closing of the sale.

We refer to the discounted present value of the actual amount of money that we believe a portfolio will ultimately produce as the "fair value" of the portfolio. If we conduct our business successfully, the aggregate fair value of our portfolios should be substantially greater than the aggregate cost basis of our portfolios presented on our balance sheet. We must make assumptions to determine fair value, the most significant of which are the magnitude and timing of future collections and the discount rate used to determine present value. Because of the inherent uncertainty associated with predicting future events, our determinations of fair value at any particular point in time are only estimates, and actual fair value could ultimately vary significantly from our estimate.

We earn revenues from collecting our portfolios and from selling our portfolios or portions of our portfolios. We recognize gross revenue when we collect an account and when we sell a portfolio or a portion of it. On our income statement we reduce our gross revenues by the cost basis recovery of our portfolios to arrive at net revenue. For collections, we reduce the cost basis of the portfolio dollar-for-dollar until we have completely recovered the cost basis of the portfolio. When we sell a portfolio or a portion of it, to the extent of remaining cost basis for the portfolio, we reduce the cost basis of the portfolio by a percentage of the original portfolio cost.

Our net revenues from portfolio collections may vary from quarter to quarter because the number and magnitude of portfolios where we are still recovering costs may vary, and because the return rates of portfolios whose costs we have already recovered in full may vary. Similarly, our net revenues from portfolio sales may vary from quarter to quarter depending on the number and magnitude of portfolios (or portions) we decide to sell and the market values of the sold portfolios (or portions) relative to their cost bases.

Our operating costs and expenses consist principally of salaries and benefits and general and administrative expenses. Fluctuations in our salaries and benefits correspond roughly to fluctuations in our headcount. Our general and administrative expenses include non-salaried collection costs, telephone, rent and professional expenses. Fluctuations in telephone and collection costs generally correspond to the volume of accounts we are attempting to collect. Professional expenses tend to vary based on specific issues we must resolve.

BASIS  OF  PRESENTATION

We present our financial statements based on our emergence from bankruptcy being treated as the inception of our business. In our emergence from bankruptcy, we succeeded to the assets and liabilities of six entities that were in bankruptcy. The equity owners of these entities approved a reorganization plan under which the owners of these six entities agreed to receive ownership interests in Performance Capital Management, LLC, in exchange for their ownership interests in the predecessor entities. As discussed in more detail in Note 2 to our financial statements, we do not present comparative financial information for the predecessor entities in bankruptcy because we believe it would be prohibitively expensive, if not impossible, to reconstruct accurate accrual-based consolidated financial information for the six entities that were in bankruptcy, and any financial statements developed for prior bankrupt periods would not provide meaningful information sufficient to justify the cost.

CRITICAL  ACCOUNTING  ESTIMATES

We present investments in portfolios on our balance sheet at the lower of cost, market, or estimated net realizable value. As discussed above, we reduce the cost basis of a portfolio on a proportionate basis when we sell a portion of the portfolio, and we treat amounts collected on a portfolio as a reduction to the carrying basis of the portfolio on an individual portfolio basis. When we present financial statements we assess the estimated net realizable value of our portfolios on a portfolio-by-portfolio basis, and we reduce the value of any portfolio that has suffered impairment because its cost basis exceeds its estimated net realizable value. Estimated net realizable value represents management's estimates, based upon present plans and intentions, of the discounted present value of future collections. We must make assumptions to determine estimated net realizable value, the most significant of which are the magnitude and timing of future collections and the discount rate used to determine present value. Once we write down a particular portfolio, we do not increase it in subsequent periods if our plans and intentions or our assumptions change.

We present the fair value of our portfolios only in the notes to our financial statements, not in the basic financial statements themselves. In order to understand our financial statements the reader must understand the concepts involved in estimation of the fair value of our portfolios, as discussed in the section above entitled "Overview". Because of the inherent uncertainty associated with predicting future events, our determinations of fair value at any particular point in time are only estimates, and actual fair value could ultimately vary significantly from our estimate.

When we collect an account in a portfolio, we reduce the cost basis of the portfolio dollar-for-dollar until we have completely recovered the cost basis of the portfolio. We believe this method of accounting for the amortization of the purchase price of our portfolios is conservative and minimizes the effect of estimation on our results of operations. This policy has the effect of "front-loading" expenses, however, and may result in a portfolio initially showing no net revenue for a period of time and then showing only net revenue once we have recovered its entire cost basis. Although this accounting policy may be criticized for not matching portfolio cost basis to revenue on a proportionate basis over the life of the portfolio, we believe a policy grounded in conservatism is preferable to a policy of attempting to estimate the appropriate matching percentages, due to the distressed nature of the portfolio assets and the lack of assurance that projected collections will actually occur.

When we sell a portfolio or a portion of it, to the extent of remaining cost basis for the portfolio, we reduce the cost basis of the portfolio by a percentage of the original portfolio cost. Our policy does not take into account whether the portion of the portfolio we are selling may be more or less valuable than the remaining accounts that comprise the portfolio. We believe our policy, which is grounded in this objective measure for cost basis recovery, is preferable to a policy that would attempt to estimate whether a portion of a portfolio being sold is more or less valuable than the remaining accounts that comprise the portfolio, because our policy minimizes the effect of estimation on our results of operations.

OPERATING RESULTS

For the period from February 4, 2002 (inception) to March 31, 2002, we incurred a net loss of approximately $863,000. We had negative cash flows from operations of approximately $585,000.

Revenue
-------

We reported gross revenues in the amount of approximately $1.3 million during the period from February 4, 2002 (inception) to March 31, 2002. After taking into account the aggregate cost basis recovery of the portfolios we collected and sold, we reported net revenues in the amount of $371,000. We derived approximately $349,000 of our net revenues from approximately $1.2 million of portfolio collections. We expect our portfolio collections to increase in the coming year because we acquired a substantial amount of new portfolios toward the end of 2002. We expect these increased collections to result in increased net revenues, but we cannot predict the magnitude of this increase because we cannot precisely predict the mix of our collections between our old portfolios
(which generally have smaller cost basis recovery, if any) and our new portfolios (which "front-load" their cost basis recovery). As a general rule, it takes about one year for us to recover the cost basis of a new portfolio, so we do not expect new portfolios acquired in late 2002 to begin making significant contributions to net revenues until the third and fourth quarters of 2003. We derived approximately $22,000 of our net revenues from sales of portfolios.

Operating  Expenses
-------------------

Our general and administration expenses were approximately $384,000 for the period from February 4, 2002 (inception) to March 31, 2002. Our salaries and benefits expenses during that same period were approximately $798,000. Our operating expenses may increase somewhat in 2003, but at this time we do not expect these increases to be substantial.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2002, we had approximately $2.9 million of cash and cash equivalents. During the period ended March 31, 2002, we used approximately $12.0 million for a distribution to our members, approximately $1.2 million for operating and other activities and approximately $700,000 to purchase new portfolios. We funded these uses of cash principally through our opening cash balance of approximately $15.5 million at February 4, 2002, and approximately $1.3 million of proceeds from collecting and selling portfolios.

During the period ended March 31, 2002, we did not achieve results consistent with our business plan: to recover the cost we pay for our portfolios, pay our collecting and operating costs and still have a profit. Our cost recovery of approximately $900,000 plus our operating and other expenses of approximately $1.2 million exceeded our collections and sales of approximately $1.3 million by approximately $863,000. On a cash basis, our new portfolio acquisitions of approximately $700,000 plus our cash operating and other costs of approximately $1.2 million exceeded our collections and sales of approximately $1.3 million by approximately $585,000. This $585,000 cash deficit was funded by the approximately $3.5 million of opening cash we had (after allowing for the $12 million used to pay a distribution). During the latter part of 2002, we invested heavily in the acquisition of new portfolios. We spent this money to acquire new portfolios because we believe it is important to our long-term success to constantly reinvest in new portfolios.

By the end of 2002, we believe we achieved a better balance between new and old portfolios than we had on emergence from bankruptcy. In addition, we have put in place procedures to ensure that our collectors continue to focus collection efforts on older portfolios that still have returns to yield, rather than focusing just on the most recently acquired portfolios. With these improvements in our portfolio balance and with our new procedures in place, we believe that in 2003 we will achieve results consistent with our business plan, at least on a cash basis.

Our portfolios provide our principal source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. Our estimate of the fair value of our portfolios at March 31, 2002, did not change from $12.0 million at February 4, 2002. At the same time, the cost basis of our portfolios decreased to approximately $4.6 million at March 31, 2002, from approximately $4.8 million at February 4, 2002.

We used a discount rate of 20% to determine the fair values of our portfolios at March 31, 2002, and February 4, 2002. The following table sets forth alternative estimates of fair value if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

                                             March 31, 2002   February 4, 2002
                                             ---------------  -----------------
Higher collection risk (25% discount rate)   $  11.2 million  $    11.2 million
Assumed collection risk (20% discount rate)  $  12.0 million  $    12.0 million
Lower collection risk (15% discount rate)    $  12.8 million  $    12.8 million

Our estimates of fair values also would change if we revised our projections of the magnitude and timing of future collections. Because of the inherent uncertainty associated with predicting future events, our determinations of fair value at any particular point in time are only estimates, and actual fair value could ultimately vary significantly from our estimate.

We plan to realize the difference between fair value and cost basis over time as we collect our portfolios. We generally collect our portfolios over periods of time ranging from three to seven years, with the bulk of a portfolio's yield coming in the first three years we collect it. If we succeed in collecting our portfolios and realize the difference between fair value and cost basis of our portfolios, we will recover the cost we paid for them, pay our collection and operating costs, and still have excess cash. In the near term we plan to use some of our cash collections representing cost basis recovery to make distributions to our members and interest holders. Ultimately we plan to generate excess cash and use some of it to make distributions to our members and interest holders. We anticipate making our first distribution (not counting the initial $12 million distribution made shortly after emergence from bankruptcy) during the second quarter of 2003, based on cash collected through March 31, 2003.

In the near term, we plan to reinvest some of our opening cash and our cash collections representing cost basis recovery to acquire additional portfolios to continue growing the fair value of our portfolios on a quarter to quarter basis. Ultimately we plan to reinvest all of the cash representing cost basis recovery, plus a portion of excess cash, to acquire additional portfolios.

Our Board of Directors has described this strategy as having two parts:

  -  Provide an annuity without impairing the value of the business; and

  -  Grow the business to increase the annuity.

Due to factors such as the availability of new portfolios, market pricing conditions for new portfolios and the timing of distributions to our members, we may not achieve increases in fair value each quarter.

In general, we expect increases in portfolio fair value to result in a corresponding increase in the cost basis of our portfolios presented on our balance sheet. The magnitude and timing of our collections could cause cost basis to decline in some quarters when fair value actually increases, however, because we "front-load" our cost basis recovery instead of matching portfolio cost basis recovery to revenue on a proportionate basis over the life of the portfolio. Our purchasing patterns could reinforce this divergence. A decrease in the magnitude of new portfolio acquisitions (i.e., failing to reinvest all of cash collections representing cost basis recovery) may still result in a fair value increase because new portfolios generally have a fair value that exceeds their purchase price.

We do not have any lines of credit or other debt financing available to us at this time. We do not have any plans to raise equity capital. Based on our cash position and current financial resources, and assuming our operating results continue to increase at projected levels, we believe we have adequate capital resources to continue our business as presently conducted for the foreseeable future.

We do not have any contractual commitments to make capital expenditures, and we have not budgeted any capital expenditures for the coming year. We may from time to time acquire capital assets on an as needed basis. Our most significant capital assets are our dialer and our telephone switch, which we do not anticipate having to replace within the next year.

RECENT ACCOUNTING PRONOUNCEMENTS

We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the footnotes to our unaudited Financial Statements, Note 4.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February 2001, a Consent Decree was entered in the United States District Court for the Central District of California in an action involving the United States of America v. Performance Capital Management, Inc. Under the terms of the Consent Decree, Performance Capital Management, Inc. had a civil penalty pursuant to Section 621(a) of the Fair Credit Reporting Act, 15 U.S.C. Sec.
1681s(a) of $2,000,000 waived. The Consent Decree basically had Performance Capital Management, Inc. and its successors agree to follow the provisions of the Fair Credit Reporting Act. The Consent Decree ordered, among other specifics, that Performance Capital Management, Inc. and its successors, officers, employees, et al, are (a) enjoined from failing to report correct delinquency dates to consumer reporting agencies, (b) enjoined from failing to properly investigate consumer disputes and verify, correct or delete the reporting of such information to consumer reporting agencies within the time set forth in the Fair Credit Reporting Act, (c) enjoined from failing to report accounts as "disputed" to consumer reporting agencies when consumers dispute accounts either in writing, orally, or by electronic means, and (d) enjoined from failing to comply in any other respect with the Fair Credit Reporting Act.

The Consent Decree provides that for a period of three years, the Federal Trade Commission has access to our business, all of our computerized databases, the right to inspect and copy all relevant documents, and the right to interview our officers and employees.

Except as described above, to the knowledge of our executive officers and directors, neither we nor our subsidiaries are party to any legal proceeding or litigation and none of our property is the subject of a pending legal proceeding and our executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sale of our securities without registration from February 4, 2002 (inception) through March 31, 2002.

Under the Plan of Reorganization approved by the Bankruptcy Court, we issued 571,550 LLC Units to the PAM Funds, which were then distributed to the limited partners of the PAM Funds during February 2003, all pursuant to the exemption provided by Section 1145 of the Bankruptcy Code. We issued the LLC Units to the PAM Funds based on the gross dollars (approximately $57.4 million) the partners had invested in the respective PAM Funds.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In October and November 2001, a vote was solicited from creditors and investors of the PAM Funds and Performance Capital Management, Inc. who were eligible to vote on the Joint Chapter 11 Plan of Reorganization (the "Plan of Reorganization") as proposed by the Trustee and the Official Committee of Equity Security Holders and later confirmed by the United States Bankruptcy Court for the Central District of California, Santa Ana Division. The creditors and investors eligible to vote were asked to vote to accept or reject the Plan of Reorganization.

For purposes of confirming the vote to accept the Plan of Reorganization, the Declaration of Catherine M. Castaldi, counsel to the Official Committee of Equity Security Holders, was filed with the U.S. Bankruptcy Court. The results of the vote by entity in the Declaration were disclosed as follows:

Performance  Asset  Management  Fund,  Ltd.  (Class  10)
  - Of the 125 equity security holders who voted, only one voted to reject the Plan, all others accepted the Plan. The rejecting party held only one unit. Thus Class 10 voted in favor of the Plan.
  -  There were three non-votes. These votes were not counted.

Performance  Asset  Management  Fund  II,  Ltd.  (Class  11)
  - Of the 150 equity security holders who voted, only two voted to reject the Plan, all others accepted the Plan. The rejecting parties held an aggregate of five units. Thus Class 11 voted in favor of the Plan.
  -  There were eight non-votes. These votes were not counted.

Performance  Asset  Management  Fund  III,  Ltd.  (Class  12)
  - Of the 225 equity security holders who voted, only three voted to reject the Plan, all others accepted the Plan. The rejecting parties held an aggregate of eight units. Thus Class 13 voted in favor of the Plan.
  -  There were 15 non-votes. These votes were not counted.

Performance  Asset  Management  Fund  IV,  Ltd.  (Class  13)
  - Of the 514 equity security holders who voted, only seven voted to reject the Plan, all others accepted the Plan. The rejecting parties held an aggregate of 134 units. Thus Class 13 voted in favor of the Plan.
  -  There were 27 non-votes. These votes were not counted.

Performance  Asset  Management  Fund  V,  Ltd.  (Class  11)
  - Of the 126 equity security holders who voted, all voted to accept the Plan. Thus Class 14 voted in favor of the Plan.
  -  There were 5 non-votes. These votes were not counted.

Ballots were disqualified if either: (a) the voting party failed to check the box with respect to acceptance or rejection; or (b) the voting party turned in a ballot where the party was neither listed on the Schedules for the subject debtor, nor had filed a proof of claim or interest for the subject debtor. Eighty parties submitted ballots where they held neither a claim nor interest against a subject debtor, and those ballots were not counted.


No matters were submitted to the creditors or our investors during the period from inception, February 4, 2002, to December 31, 2002.

ITEM 5.  OTHER EVENTS

During the period ended March 31, 2002, pursuant to the Plan of Reorganization, we made a distribution of $12.0 million to our Members.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  ------------------------------------------------------------------------------------------
   2.1*  Joint Chapter 11 Plan of Reorganization Proposed by Chapter 11 Trustee and the Official
         Committee of Equity Security Holders effective February 4, 2002

   2.2*  First Amended Disclosure Statement Describing Joint Chapter 11 Plan Proposed by Chapter 11
         Trustee and the Official Committee of Equity Security Holders approved on October 12, 2001

   3.1*  Performance Capital Management, LLC Articles of Organization

   3.2*  Operating Agreement for Performance Capital Management, LLC

   3.3*  First Amendment to Operating Agreement for Performance Capital Management, LLC

   4.1*  Specimen Performance Capital Management, LLC Unit Certificate

   4.2*  Specimen Performance Capital Management, LLC Economic Interest Unit Certificate

   4.3*  Provisions in the Operating Agreement for Performance Capital Management, LLC pertaining to the rights of LLC Unit holders (see Exhibit 3.2 and 3.3)

   10.1  Lease Agreement

   99.1  Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2  Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed on April 2, 2003 as an exhibit to Performance Capital Management, LLC's report on Form 8-K dated February 4, 2002 and incorporated herein by reference.


(b)  REPORTS ON FORM 8-K

No  reports  on  Form  8-K  were  filed  during the period from February 4, 2002
(inception)  to  March  31,  2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PERFORMANCE CAPITAL MANAGEMENT, LLC


   April 24, 2003                    By:  /s/ David J. Caldwell
--------------------                    ------------------------------------
       (Date)                             Name: David J. Caldwell
                                           Its: Chief Operations Officer

                                 CERTIFICATIONS


                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, David J. Caldwell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Performance Capital Management, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



Date:  April 24, 2003                        /s/  David J. Caldwell
      -----------------                    --------------------------------
                                           David J. Caldwell
                                           Chief Operations Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Edward M. Rucker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Performance Capital Management, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



Date:  April 24, 2003                        /s/  Edward M. Rucker
      -----------------                    --------------------------------
                                           Edward M. Rucker
                                           Accounting Manager

                                            EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION
-------  ------------------------------------------------------------------------------------------
   2.1*  Joint Chapter 11 Plan of Reorganization Proposed by Chapter 11 Trustee and the Official
         Committee of Equity Security Holders effective February 4, 2002

   2.2*  First Amended Disclosure Statement Describing Joint Chapter 11 Plan Proposed by Chapter 11
         Trustee and the Official Committee of Equity Security Holders approved on October 12, 2001

   3.1*  Performance Capital Management, LLC Articles of Organization

   3.2*  Operating Agreement for Performance Capital Management, LLC

   3.3*  First Amendment to Operating Agreement for Performance Capital Management, LLC

   4.1*  Specimen Performance Capital Management, LLC Unit Certificate

   4.2*  Specimen Performance Capital Management, LLC Economic Interest Unit Certificate

   4.3*  Provisions in the Operating Agreement for Performance Capital Management, LLC pertaining to the rights of LLC Unit holders (see Exhibit 3.2 and 3.3)

   10.1  Lease Agreement

   99.1  Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2  Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed on April 2, 2003 as an exhibit to Performance Capital Management, LLC's report on Form 8-K dated February 4, 2002 and incorporated herein by reference.