Form 10QSB
period 2002-06-30
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2003-04-25
CIK 1221170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF   1934

          For the quarterly period ended June 30, 2002
                                         -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from__________ to __________

          Commission file number: 0 - 50235
                                  ---------


                         PERFORMANCE CAPITAL MANAGEMENT, LLC
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 California                         03-0375751
      ------------------------------     --------------------------------
      State or other jurisdiction of     (IRS Employer Identification No.)
                                          incorporation or organization


          222 South Harbor Blvd., Suite 400, Anaheim, California 92805
        -----------------------------------------------------------------
                    (Address of principal executive offices)


                                 (714) 502-3780
                           ---------------------------
                           (Issuer's telephone number)


        -----------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2002, the issuer had 571,550 LLC Units issued and outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2002


PART  I  -  FINANCIAL INFORMATION                                           PAGE

Item  1     Financial  Statements. . . . . . . . . . . . . . . . . . . . . .   1

            Accountants' Review Report

            Balance Sheet as of June 30, 2002 (unaudited)

            Statements of Operations for the three months ended June 30, 2002 and the period from Inception (February 4, 2002) to June 30, 2002 (unaudited)

            Statement of Members' Equity for the period from Inception (February 4, 2002) to June 30, 2002 (unaudited)

            Statement of Cash Flows for the period from Inception
            (February 4, 2002) to June 30, 2002 (unaudited)

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

     [MOORE  STEPHENS  WURTH  FRAZER  AND  TORBET,  LLP  LETTERHEAD]





To  the  Board  of  Directors
Performance  Capital  Management,  LLC
Anaheim,  California

We have reviewed the accompanying balance sheet of Performance Capital Management, LLC, as of June 30, 2002; and the related statements of operations for the period from inception (February 4, 2002) through June 30, 2002 and the three months ended June 30, 2002; and the related statements of members' equity and cash flows for the period from inception (February 4, 2002) through June 30, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Performance Capital Management, LLC.

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
City  of  Industry,  California

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                                  BALANCE SHEET
                               AS OF JUNE 30, 2002
                        (See Accountants' Review Report)
                        --------------------------------


                                     ASSETS
                                     ------

  Cash and cash equivalents                                    $3,551,084
  Restricted cash                                                  21,368
  Purchased loan portfolios, net                                3,677,938
  Property and equipment, net                                     659,855
  Deposits                                                         52,517
  Prepaid expenses and other assets                                74,868
                                                               ----------

      Total assets                                             $8,037,630
                                                               ==========


                       LIABILITIES AND MEMBERS' EQUITY
                       -------------------------------

LIABILITIES:
  Accounts payable                                             $  231,148
  Pre-petition claims                                             620,218
  Accrued liabilities                                             382,296
  Income taxes payable                                              5,895
                                                               ----------
    Total liabilities                                           1,239,557

COMMITMENTS AND CONTINGENCIES                                           -

MEMBERS' EQUITY                                                 6,798,073
                                                               ----------

      Total liabilities and members' equity                    $8,037,630
                                                               ==========

         The accompanying notes are an integral part of this statement.

                         PERFORMANCE CAPITAL MANAGEMENT, LLC

                              STATEMENTS OF OPERATIONS
                          (See Accountants' Review Report)
                          --------------------------------




                                           For the three months      From Inception
                                                  ended           (February 4, 2002) to
                                               June 30, 2002          June 30, 2002
                                          ----------------------  ---------------------

REVENUES:
    Portfolio collections                 $           1,871,287   $          3,081,406
    Portfolio sales                                     864,769                925,612
                                          ----------------------  ---------------------
      Total revenues                                  2,736,056              4,007,018
    Less portfolio basis recovery                     1,377,856              2,277,443
                                          ----------------------  ---------------------

  NET REVENUES                                        1,358,200              1,729,575
                                          ----------------------  ---------------------

  OPERATING COSTS AND EXPENSES:
    Salaries and benefits                             1,039,355              1,837,332
    General and administrative                          467,866                851,878
    Depreciation                                         52,902                 87,289
                                          ----------------------  ---------------------
      Total operating costs and expenses              1,560,123              2,776,499
                                          ----------------------  ---------------------

  LOSS FROM OPERATIONS                                 (201,923)            (1,046,924)
                                          ----------------------  ---------------------
  OTHER INCOME (EXPENSE):
    Reorganization costs                                (30,863)               (84,461)
    Interest income                                       9,038                 34,295
    Other income                                          8,266                 21,168
                                          ----------------------  ---------------------
      Total other expense, net                          (13,559)               (28,998)
                                          ----------------------  ---------------------

  LOSS BEFORE INCOME TAX PROVISION                     (215,482)            (1,075,922)

  INCOME TAX PROVISION                                      752                  3,700
                                          ----------------------  ---------------------

  NET LOSS                                $            (216,234)  $         (1,079,622)
                                          ======================  =====================

         The accompanying notes are an integral part of this statement.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                          STATEMENT OF MEMBERS' EQUITY
             FROM INCEPTION (FEBRUARY 4, 2002) THROUGH JUNE 30, 2002
                        (See Accountants' Review Report)
                        --------------------------------


                                                             Total
                            Unreturned     Accumulated     Members'
                              Capital        Deficit        Equity
                           -------------  -------------  -------------
Balance, February 4, 2002  $ 38,116,880   $(18,239,185)  $ 19,877,695

Distribution to investors   (12,000,000)             -    (12,000,000)

Net loss                              -     (1,079,622)    (1,079,622)
                           -------------  -------------  -------------

Balance, June 30, 2002     $ 26,116,880   $(19,318,807)  $  6,798,073
                           =============  =============  =============

         The accompanying notes are an integral part of this statement.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                             STATEMENT OF CASH FLOWS
             FROM INCEPTION (FEBRUARY 4, 2002) THROUGH JUNE 30, 2002
                        (See Accountants' Review Report)
                        --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $ (1,079,622)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation                                         87,289
      Decrease in other receivable                         91,059
      Increase in other current assets                    (29,868)
      Decrease in loan portfolios                       1,085,268
      Decrease in deposits                                 22,167
      Decrease in accounts payable                         (3,197)
      Decrease in pre-petition claims                    (264,056)
      Increase in accrued liabilities                     136,379
      Increase in income taxes payable                      5,895
                                                     -------------
          Net cash provided by operating activities        51,336

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property and equipment                      (8,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to investors                           (12,000,000)
                                                     -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS               (11,957,122)

CASH AND CASH EQUIVALENTS                              15,529,574
                                                     -------------

CASH AND CASH EQUIVALENTS                            $  3,572,452
                                                     =============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Income taxes paid                                  $     11,720
                                                     =============

  Interest paid                                      $          -
                                                     =============

         The accompanying notes are an integral part of this statement.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                       ----------------------------------

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

Reorganization  Under  Bankruptcy
---------------------------------

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

Performance Capital Management, Inc. (PCM INC), a California corporation incorporated in January 1993. PCM INC identified potential portfolio acquisitions, performed due diligence in conjunction with potential portfolio acquisitions, acquired portfolios, and through joint ventures with the limited partnerships (PAM, PAMII, PAMIII, PAMIV, and PAMV) collected and sold acquired portfolios. The limited partnerships (PAM, PAMII, PAMIII,

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                      -----------------------------------

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS,  (CONTINUED)

Reorganization  Under  Bankruptcy
---------------------------------

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
                     =============  ===================

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                      -----------------------------------

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS,  (CONTINUED)

The Reorganization Plan calls for distributions to be made first to the LLC Members to the extent of and in proportion to their unreturned Capital Contributions; and thereafter to the LLC Members in proportion to their respective percentage ownership interest.

The combination of the Partnerships and PCM INC is summarized as follows (in thousands):

  Partnership Units             $  5,205   $ 7,670   $ 9,990   $28,595   $ 5,965   $     -   $ 57,425

Distributions
  to Investors                    (3,704)   (4,137)   (3,719)   (6,920)     (829)        -    (19,309)
                                ----------------------------------------------------------------------

Unreturned Capital                 1,501     3,533     6,271    21,675     5,136         -     38,116

Accumulated Deficit                 (288)   (1,333)   (2,424)   (9,330)   (2,561)   (2,302)   (18,238)
                                ----------------------------------------------------------------------

Cash and Net Assets
  Transferred to PCM LLC        $  1,213   $ 2,200   $ 3,847   $12,345   $ 2,575   $(2,302)    19,878
                                ===========================================================

2002 Distribution to Investors                                                                (12,000)

Net Loss                                                                                       (1,079)
                                                                                             ---------

Members' Equity PCM, LLC
  at June 30, 2002                                                                           $  6,799
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


NOTE  2  -  BASIS  OF  PRESENTATION

Reporting  Entity
-----------------

The Company is a successor entity of six companies emerging from bankruptcy (see
Note 1). The accompanying balance sheet, statements of operations, members' equity, and cash flows includes balances and transactions beginning February 4, 2002 through June 30, 2002.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                      -----------------------------------

NOTE  2  -  BASIS  OF  PRESENTATION  (CONTINUED)

Comparative  Statements
-----------------------

Management has elected not to present the accompanying financial statements on a comparative basis because several entities shared operating expenses and professional fees during the duration of bankruptcy proceedings that were not included in the final bankruptcy plan. Further, current management did not take control of the operations until the Reorganization Plan was confirmed on February 4, 2002. Current management is not capable of arriving at the estimates for many of the assertions contained in the financial statements for prior periods. The cost and effort to reconstruct these financial statements, if such reconstruction is even possible would outweigh any benefit that investors may derive. The estimates necessary to prepare prior year financial statements for the successor entity would be so significant that management believes a comparative presentation would be misleading. Prior period financial information is available in the bankruptcy filings with Central District Court of California Case No. SA 98-27040-RA.

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

As part of the Reorganization Plan, no debt forgiveness existed and all liabilities subject to compromise are presented on the face of the accompanying balance sheet as pre-petition claims with disclosures required by SOP 90-7 presented in Note 8.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                      -----------------------------------

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

The Company provides a valuation allowance for acquired loan portfolios when its expected future cash flows do not exceed the carrying values of the portfolios.

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

Cash  and  Cash  Equivalents
----------------------------

PCM LLC defines cash equivalents as cash, money market investments and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances at one bank in amounts which exceeded federally insured limits by approximately $4.2 million as of June 30, 2002. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                      -----------------------------------

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

Long-term assets of PCM LLC are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2002, management expects these assets to be fully recoverable.

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

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                      -----------------------------------

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 changes the recorded amount of liabilities associated with asset retirements and requires the accretion of interest expense over the remaining life of the asset. FAS 143 also requires additional disclosure regarding asset retirement obligations. This Statement is effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have an impact on the Company's financial condition or results of operations.

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

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                      -----------------------------------

NOTE  5  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of June 30 2002 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximates the fair value. The fair value of purchased loan portfolios was determined based on both market pricing and discounted expected cash flows. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at June 30, 2002 was 20%. The estimated fair value of loan portfolios was $13,200,000 at June 30, 2002.


NOTE  6  -  PURCHASED  LOAN  PORTFOLIOS

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at June 30, 2002 totaled approximately $1.0 billion.

The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the estimated amount of money expected to be collected, a valuation allowance is recognized in the amount of such impairment.

The carrying amount of loans included in the accompanying balance sheet at June 30, 2002 is as follows:

Unrecovered cost balance,
  beginning of period             $    10,236,158
Valuation allowance,
  beginning of period                  (5,472,952)
                                  ----------------
Net balance, beginning of period        4,763,206
Net portfolio activity                 (1,085,268)
                                  ----------------
Net balance, end of period        $     3,677,938
                                  ================

The activity in the loan portfolios in the accompanying financial statements for the three months ended June 30, 2002 and the period from inception to June 30, 2002 is as follows:


                                        Three months        From February 4,
                                           ended          2002 (Inception) to
                                       June 30, 2002        June 30, 2002
                                   ---------------------  ------------------

Purchased loan portfolios          $            492,125   $       1,192,175
Collections on loan portfolios               (1,871,287)         (3,081,406)
Sales of loan portfolios                       (864,769)           (925,612)
Revenue recognized on collections               524,431             873,782
Revenue recognized on sales                     833,769             855,793
                                   ---------------------  ------------------
Net portfolio activity             $           (885,731)  $      (1,085,268)
                                   =====================  ==================

The valuation allowance related to the loan portfolios at June 30, 2002 is as follows:

Valuation allowance, beginning of period  $     5,472,952
Change in valuation allowance                           -
                                          ---------------
Valuation allowance, end of period        $     5,472,952
                                          ===============

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                      -----------------------------------

NOTE  7  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  at  June  30,  2002  is  as  follows:

Office furniture and equipment  $        245,088
Computer equipment                       465,074
Leasehold improvements                    36,982
                                ----------------
  Totals                                 747,144
Less accumulated depreciation             87,289
                                ----------------
  Property and equipment, net   $        659,855
                                ================

Depreciation expense for the three months ended June 30, 2002 and the period from inception to June 30, 2002 amounted to $52,902 and $87,289 respectively.


NOTE  8  -  PRE-PETITION  CLAIMS

Under the Reorganization Plan, PCM LLC is required to pay certain allowed pre-petition claims and professional fees totaling to approximately $1,400,000 of which $620,218 remains outstanding as of June 30, 2002. These claims are summarized as follows:

Collection expense                $          3,548
Improvements                               176,310
Legal fees                                  26,445
Office supplies                              3,352
Other                                       50,897
Public relations                            76,986
Rent and real estate commissions            82,680
Reserve for claims                         200,000
                                  ----------------
   Total                          $        620,218
                                  ================


NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES

Lease  Commitments
------------------

The Company currently leases office space in Anaheim, California under a non-cancelable five year operating lease. Under the lease agreement, PCM LLC must pay a basic monthly rental charge plus a portion of the building's common area expenses.

Future  minimum  lease  commitments  as  of  June  30,  2002  are  as  follows:

     Year ending
       June 30,
     -----------
          2003                     $293,000
          2004                      301,000
          2005                      309,000
          2006                      318,000
          2007                      134,000
     Thereafter                           -

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                      -----------------------------------

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Lease  Commitments  (continued)
-------------------------------

Rental expense for the three months ended June 30, 2002 and the period from inception to June 30, 2002 was $102,881 and $197,950 respectively.

Consent  Decree  -  Fair  Credit  Reporting  Act
------------------------------------------------

In February 2001, a Consent Decree was entered in United States District Court in an action United States of America v. Performance Capital Management, Inc. (One of the entities that formed Performance Capital Management, LLC, see Note
1). Under the terms of the Consent Decree, PCM INC had a civil penalty pursuant to Section 621 (a) of the Fair Credit Reporting Act, 15 U.S.C. 1681s(a) of $2,000,000 waived. The Consent Decree basically had PCM INC and its successors agree to follow the provisions of the Fair Credit Reporting Act. The Consent Decree ordered, among other specifics, that PCM INC and its successors, officers, employees, et al, are: 1.)enjoined from failing to report correct delinquency dates to consumer reporting agencies; 2.) enjoined from failing to properly investigate consumer disputes and verify, correct or delete the reporting of such information to consumer reporting agencies within the time set forth in the Fair Credit Reporting Act; 3.) enjoined from failing to report accounts as "disputed" to consumer reporting agencies when consumers dispute accounts either in writing, orally, or by electronic means; and 4) enjoined from failing to comply in any other respect with the Fair Credit Reporting Act.

The Consent Decree provides for a period of three years access to the business, all computerized databases, right to inspect and copy all relevant documents and the right to interview officers and employees.

Contingencies
-------------

PCM LLC is involved in various legal actions primarily arising from PCM INC and the partnerships Chapter 11 filing. Many of these issues have been resolved by settlement agreements. PCM LLC management has actively resolved these actions. At February 4, 2002, a provision was established of $200,000. At June 30, 2002 the balance remaining of this provision is $200,000 which is included in the pre-petition claims on the accompanying balance sheet.


NOTE  10  -  SUBSEQUENT  EVENTS

Claim
-----

In December 2002, a bankruptcy claim totaling approximately $170,000 was brought to the attention of the Company. This claim was not on the final claims list filed with the court. PCM LLC's management does not believe that this claim will be found to be valid by the court and has not accrued for it as of June 30, 2002. Management does not believe the ultimate outcome of this claim will have a material adverse affect on the Company's financial position.

Purchase  Commitment
--------------------

In December 2002, the Company entered into an agreement that commits the Company to purchase loan portfolios. The initial term of the agreement is 6 months (December 2002 - May 2003) and the Company has the right to extend the term for an additional 6 months if it expresses the desire to do so by April 15, 2003. Under the terms of the agreement the Company will pay 5% of the "Approximate Current Balance", as defined in the agreement. The "Approximate Current Balances" purchased in December 2002 and January, February, and March 2003 were approximately $2,274,000, $2,326,000, $1,151,100 and $1,395,100 respectively.
The amounts paid for these purchases were $113,689, $116,297, $57,555 and $69,756 respectively. Under the terms of the

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                      -----------------------------------

NOTE  10  -  SUBSEQUENT  EVENTS  (CONTINUED)

Purchase  Commitment  (continued)
---------------------------------

agreement, the commitment for April and May 2003 will be approximately $3.0 million in "Approximate Current Balances", at a cost of approximately $150,000.

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

OPERATING  RESULTS

For the period from February 4, 2002 (inception) to June 30, 2002, we incurred a net loss of approximately $1.1 million. We had cash flows from operations of approximately $51,000.

Revenue
-------

We reported gross revenues in the amount of approximately $4.0 million during the period from February 4, 2002 (inception) to June 30, 2002. After taking into account the aggregate cost basis recovery of the portfolios we collected and sold, we reported net revenues in the amount of $1.7 million. We derived approximately $874,000 of our net revenues from approximately $3.1 million of portfolio collections. We expect our portfolio collections to increase in the coming year because we acquired a substantial amount of new portfolios toward the end of 2002. We expect these increased collections to result in increased net revenues, but we cannot predict the magnitude of this increase because we cannot precisely predict the mix of our collections between our old portfolios
(which generally have smaller cost basis recovery, if any) and our new portfolios (which "front-load" their cost basis recovery). As a general rule, it takes about one year for us to recover the cost basis of a new portfolio, so we do not expect new portfolios to begin making significant contributions to net revenues until the third and fourth quarters of 2003. We derived approximately $856,000 of our net revenues from sales of portfolios. We sold a substantial number of old portfolios, some of whose collection lives, from our perspective, had run their course, and some to capitalize on market conditions. Having now disposed of many of the old portfolios we no longer wanted to collect, we do not expect net revenues from portfolio sales to be as large in the coming year. We anticipate having more sales of portions of new portfolios in 2003 than we had in 2002, but smaller net revenues from sales of portfolios due to the cost basis recovery associated with new portfolio sales.

During the quarter ended June 30, 2002, we derived a substantial portion of our net revenues from sales of old portfolios with low cost bases.

Operating  Expenses
-------------------

Our general and administration expenses were approximately $852,000 for the period from February 4, 2002 (inception) to June 30, 2002. Our salaries and benefits expenses during that same period were approximately $1.8 million. Our operating expenses may increase somewhat in 2003, but at this time we do not expect these increases to be substantial.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2002, we had approximately $3.6 million of cash and cash equivalents. During the period ended June 30, 2002, we used approximately $12.0 million for a distribution to our members, approximately $2.8 million for operating and other activities and approximately $1.2 million to purchase new portfolios. We funded these uses of cash principally through our opening cash balance of approximately $15.5 million at February 4, 2002, and approximately $4.0 million of proceeds from collecting and selling portfolios.

During the period ended June 30, 2002, we did not achieve results consistent with our business plan: to recover the cost we pay for our portfolios, pay our collecting and operating costs and still have a profit. Our cost recovery of approximately $2.3 million plus our operating and other expenses of approximately $2.8 million exceeded our collections and sales of approximately $4.0 million by approximately $1.1 million. On a cash basis, our new portfolio acquisitions of approximately $1.2 million plus our cash operating and other costs of approximately $2.8 million essentially equaled our collections and sales of approximately $4.0 million, due principally to the sale of our old portfolios. During the latter part of 2002, we invested heavily in the acquisition of new portfolios. We spent this money to acquire new portfolios because we believe it is important to our long-term success to constantly reinvest in new portfolios.

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

Our portfolios provide our principal source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. Our estimate of the fair value of our portfolios at June 30, 2002, increased $1.2 million to $13.2 million from $12.0 million at February 4, 2002. At the same time, the cost basis of our portfolios decreased to approximately $3.7 million at June 30, 2002, from approximately $4.8 million at February 4, 2002. Our estimate of fair value increased despite this decline in cost basis because we believe recently purchased portfolios will provide better collection ratios than some of the older portfolios we inherited from our PAM Fund predecessors. Our portfolio cost basis increased slightly during the last two quarters of 2002 due to the large magnitude of acquisitions of new portfolios. We believe portfolio cost basis will decline in early 2003 because we do not expect the magnitude of new portfolio acquisitions to be as large in 2003 as it was in 2002. Due to factors such as the fair value of a new portfolio being greater than its purchase price, the availability of new portfolios, market pricing conditions for new portfolios and the timing of distributions to our members, we believe it is difficult to assess whether the fair value of our portfolios will also decrease.

We used a discount rate of 20% to determine the fair values of our portfolios at June 30, 2002, and February 4, 2002. The following table sets forth alternative estimates of fair value if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

                                               June 30, 2002   February 4, 2002
                                               --------------  -----------------

  Higher collection risk (25% discount rate)   $ 12.3 million  $    11.2 million
  Assumed collection risk (20% discount rate)  $ 13.2 million  $    12.0 million
  Lower collection risk (15% discount rate)    $ 14.1 million  $    12.8 million

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


                           PART II - OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
--------  ----------------------------------------------------------------------
  99.1    Certification  of  Principal  Executive  Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


  99.2    Certification  of  Principal  Financial  Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  REPORTS  ON  FORM  8-K

No  reports  on Form 8-K were filed during the three months ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PERFORMANCE CAPITAL MANAGEMENT, LLC


   April 24, 2003                         By:  /s/  David J. Caldwell
   --------------                             ------------------------------
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



   April 24, 2003                              /s/  David J. Caldwell
   --------------                             ------------------------------
       (Date)                                 David J. Caldwell
                                              Chief Operations Officer

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



   April 24, 2003                              /s/  Edward  M.  Rucker
   --------------                             ------------------------------
       (Date)                                 Edward  M.  Rucker
                                              Accounting  Manager

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
--------  ----------------------------------------------------------------------
  99.1    Certification  of  Principal  Executive  Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


  99.2    Certification  of  Principal  Financial  Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002