Form 10QSB
period 2002-09-30
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2003-04-25
CIK 1221170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002
                                         ------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from__________ to __________

     Commission file number:    0 - 50235
                             ---------------


                         PERFORMANCE CAPITAL MANAGEMENT, LLC
                         -----------------------------------
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

                                 (714) 502-3780
                          ---------------------------
                          (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2002, the issuer had 571,550 LLC Units issued and outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                                     INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED SEPTEMBER 30, 2002


PART I - FINANCIAL INFORMATION                                              PAGE

Item 1     Financial Statements . . . . . . . . . . . . . . . . . . . . . .    1

           Accountants' Review Report

           Balance Sheet as of September 30, 2002 (unaudited)

           Statements of Operations for the three months ended September 30, 2002 and the period from Inception (February 4, 2002) to September 30, 2002 (unaudited)

           Statement of Members' Equity for the period from Inception (February 4, 2002) to September 30, 2002 (unaudited)

           Statement of Cash Flows for the period from Inception
           (February 4, 2002) to September 30, 2002 (unaudited)

           Notes to the Financial Statements (unaudited)

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . . . . . . . . .   17

Item 3     Controls and Procedures. . . . . . . . . . . . . . . . . . . . .   21

PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .   22

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS


            [MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]




To the Board of Directors
Performance Capital Management, LLC
Anaheim, California

We have reviewed the accompanying balance sheet of Performance Capital Management, LLC, as of September 30, 2002; and the related statements of operations for the period from inception (February 4, 2002) through September 30, 2002 and the three months ended September 30, 2002; and the related statements of members' equity and cash flows for the period from inception (February 4, 2002) through September 30, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Performance Capital Management, LLC.

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


/s/ Moore Stephens Wurth Frazer And Torbet, LLP

March 14, 2003
City of Industry, California

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002
                        (See Accountants' Review Report)
                        --------------------------------


                                     ASSETS
                                     ------

  Cash and cash equivalents                                           $1,834,693
  Restricted cash                                                         21,382
  Other receivables                                                       34,552
  Purchased loan portfolios, net                                       3,891,678
  Property and equipment, net                                            610,556
  Deposits                                                                52,517
  Prepaid expenses and other assets                                      104,237
                                                                      ----------

      Total assets                                                    $6,549,615
                                                                      ==========


                        LIABILITIES AND MEMBERS' EQUITY
                        -------------------------------

LIABILITIES:
  Accounts payable                                                    $   90,001
  Pre-petition claims                                                    212,252
  Accrued liabilities                                                    341,789
  Income taxes payable                                                     8,843
                                                                      ----------
    Total liabilities                                                    652,885

COMMITMENTS AND CONTINGENCIES                                                  -

MEMBERS' EQUITY                                                        5,896,730
                                                                      ----------

      Total liabilities and members' equity                           $6,549,615
                                                                      ==========

         The accompanying notes are an integral part of this statement.

                          PERFORMANCE CAPITAL MANAGEMENT, LLC

                               STATEMENTS OF OPERATIONS
                           (See Accountants' Review Report)
                           --------------------------------


                                            For the three months     From Inception
                                                   ended           (February 4, 2002) to
                                               September 30, 2002  September 30, 2002
                                           ----------------------  --------------------
  REVENUES:
    Portfolio collections                  $           2,153,589   $         5,234,995
    Portfolio sales                                       43,857               969,469
                                           ----------------------  --------------------
      Total revenues                                   2,197,446             6,204,464
    Less portfolio basis recovery                      1,534,613             3,812,056
                                           ----------------------  --------------------

  NET REVENUES                                           662,833             2,392,408
                                           ----------------------  --------------------

  OPERATING COSTS AND EXPENSES:
    Salaries and benefits                              1,022,365             2,859,697
    General and administrative                           486,932             1,338,810
    Depreciation                                          52,979               140,268
                                           ----------------------  --------------------
      Total operating costs and expenses               1,562,276             4,338,775
                                           ----------------------  --------------------

  LOSS FROM OPERATIONS                                  (899,443)           (1,946,367)
                                           ----------------------  --------------------

  OTHER INCOME (EXPENSE):
    Reorganization costs                                 (22,026)             (106,487)
    Interest income                                        7,801                42,096
    Other income                                          18,315                39,483
                                           ----------------------  --------------------
      Total other income (expense)                         4,090               (24,908)
                                           ----------------------  --------------------

  LOSS BEFORE INCOME TAX PROVISION                      (895,353)           (1,971,275)

  INCOME TAX PROVISION                                     5,990                 9,690
                                           ----------------------  --------------------

  NET LOSS                                 $            (901,343)  $        (1,980,965)
                                           ======================  ====================

         The accompanying notes are an integral part of this statement.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                          STATEMENT OF MEMBERS' EQUITY
          FROM INCEPTION (FEBRUARY 4, 2002) THROUGH SEPTEMBER 30, 2002
                        (See Accountants' Review Report)
                        --------------------------------


                                                                      Total
                                      Unreturned     Accumulated     Members'
                                        Capital        Deficit        Equity
                                     -------------  -------------  -------------

Balance, February 4, 2002            $ 38,116,880   $(18,239,185)  $ 19,877,695

Distribution to investors             (12,000,000)             -    (12,000,000)

Net loss                                        -     (1,980,965)    (1,980,965)
                                     -------------  -------------  -------------

Balance, September 30, 2002          $ 26,116,880   $(20,220,150)  $  5,896,730
                                     =============  =============  =============

         The accompanying notes are an integral part of this statement.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                             STATEMENT OF CASH FLOWS
          FROM INCEPTION (FEBRUARY 4, 2002) THROUGH SEPTEMBER 30, 2002
                        (See Accountants' Review Report)
                        --------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (1,980,965)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                      140,268
      Decrease in other receivable                                       56,507
      Increase in other current assets                                  (59,237)
      Decrease in loan portfolios                                       871,528
      Decrease in deposits                                               22,167
      Decrease in accounts payable                                     (144,324)
      Decrease in pre-petition claims                                  (672,022)
      Increase in accrued liabilities                                    95,871
      Increase in income taxes payable                                    8,843
                                                                   -------------
        Net cash used in operating activities                        (1,661,364)

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                   (12,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to investors                                         (12,000,000)
                                                                   -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             (13,673,499)

CASH AND CASH EQUIVALENTS, beginning of period                       15,529,574
                                                                   -------------

CASH AND CASH EQUIVALENTS, end of period                           $  1,856,075
                                                                   =============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Income taxes paid                                                $     12,000
                                                                   =============

  Interest paid                                                    $          -
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

Performance   Asset  Management  Fund  II  ,  Ltd.,-  (PAMII),  a  California
Limited Partnership, formed in 1992. Units in PAMII were sold in a private placement offering. PAMII raised $7,670,000 in gross proceeds from the sale of its partnership units. PAMII was not subject to the reporting requirements of the Securities and Exchange Commission.

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

The combination of the Partnerships and PCM INC is summarized as follows (in thousands):

                                  PAM      PAMII     PAMIII    PAMIV      PAMV     PCM INC     Total
                                ----------------------------------------------------------------------
Sale of Limited
  Partnership Units             $ 5,205   $ 7,670   $ 9,990   $28,595   $ 5,965   $      -   $ 57,425

Distributions
  to Investors                   (3,704)   (4,137)   (3,719)   (6,920)     (829)         -    (19,309)
                                ----------------------------------------------------------------------

Unreturned Capital                1,501     3,533     6,271    21,675     5,136          -     38,116

Accumulated Deficit                (288)   (1,333)   (2,424)   (9,330)   (2,561)    (2,302)   (18,238)
                                ----------------------------------------------------------------------

Cash and Net Assets
  Transferred to PCM LLC        $ 1,213   $ 2,200   $ 3,847   $12,345   $ 2,575   $ (2,302)    19,878
                                ===========================================================

2002 Distribution to Investors                                                                (12,000)

Net Loss                                                                                       (1,981)
                                                                                             ---------

Members' Equity PCM, LLC
  at September 30, 2002                                                                      $  5,897
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


NOTE 2 - BASIS OF PRESENTATION

Reporting Entity
----------------

The Company is a successor entity of six companies emerging from bankruptcy (see
Note 1). The accompanying balance sheet, statements of operations, members' equity, and cash flows includes balances and transactions beginning February 4, 2002 through September 30, 2002.

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

Cash  and  Cash  Equivalents
----------------------------

PCM LLC defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances at one bank in amounts which exceeded federally insured limits by approximately $2.2 million as of September 30, 2002. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

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

Long-term assets of PCM LLC are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2002, management expects these assets to be fully recoverable.

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

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE  5  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of September 30, 2002 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximates the fair value. The fair value of purchased loan portfolios was determined based on both market pricing and discounted expected cash flows. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at September 30, 2002 was 20%. The estimated fair value of loan portfolios was 14,000,000 at September 30, 2002.


NOTE  6  -  PURCHASED  LOAN  PORTFOLIOS

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at September 30, 2002 totaled approximately $1.1 billion.

The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the estimated amount of money expected to be collected, a valuation allowance is recognized in the amount of such impairment.

The carrying amount of loans included in the accompanying balance sheet at September 30, 2002 is as follows:

Unrecovered cost balance,
  beginning of period             $     10,236,158
Valuation allowance,
  beginning of period                   (5,472,952)
                                  -----------------
Net balance, beginning of period         4,763,206
Net portfolio activity                    (871,528)
                                  -----------------
Net balance, end of period        $      3,891,678
                                  =================

The activity in the loan portfolios in the accompanying financial statements for the period ended September 30, 2002 is as follows:

                                       Three months        From February 4,
                                          ended           2002 (Inception) to
                                    September 30, 2002     September 30, 2002
                                   ---------------------  -------------------

Purchased loan portfolios          $          1,748,354   $       2,940,528
Collections on loan portfolios               (2,153,589)         (5,234,995)
Sales of loan portfolios                        (43,857)           (969,469)
Revenue recognized on collections               648,747           1,522,529
Revenue recognized on sales                      14,086             869,879
                                   ---------------------  ------------------
Net portfolio activity             $            213,741   $        (871,528)
                                   =====================  ==================

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------

NOTE  6  -  PURCHASED  LOAN  PORTFOLIOS  (CONTINUED)

The valuation allowance related to the loan portfolios at September 30, 2002 is as follows:

Valuation allowance, beginning of period  $      5,472,952
Change in valuation allowance                            -
                                          ----------------
Valuation allowance, end of period        $      5,472,952
                                          ================

NOTE  7  -  OTHER  RECEIVABLES

Other receivables of $34,552 consist of collections on portfolios received by a third party collection agency.


NOTE  8  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  at  September  30,  2002  is  as  follows:

Office furniture and equipment  $         247,849
Computer equipment                        465,993
Leasehold improvements                     36,982
                                -----------------
  Totals                                  750,824
Less accumulated depreciation             140,268
                                -----------------
  Property and equipment, net   $         610,556
                                =================

Depreciation expense for the quarter ended September 30, 2002 and the period from inception to September 30, 2002 amounted to $52,979 and $140,268 respectively.


NOTE  9  -  PRE-PETITION  CLAIMS

Under the Reorganization Plan, PCM LLC is required to pay certain allowed pre-petition claims and professional fees totaling to approximately $1,400,000 of which $212,252 remains outstanding as of September 30, 2002. These claims are summarized as follows:

Public relations                  $         23,925
Rent and real estate commissions            82,680
Reserve for claims                          70,450
Other                                       35,197
                                  ----------------
   Total                          $        212,252
                                  ================

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

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Lease  Commitments  (continued)
-------------------------------

Future  minimum  lease  commitments  as  of  September  30, 2002 are as follows:

      Year  ending
     September  30,
     --------------
          2003                    $  295,000
          2004                       303,000
          2005                       311,000
          2006                       320,000
          2007                        54,000
       Thereafter                          -

Rental expense for the quarter ended September 30, 2002 and the period from inception to September 30, 2002 was $76,154 and $274,104.

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

Contingencies
-------------

PCM LLC is involved in various legal actions primarily arising from PCM INC. and the partnerships Chapter 11 filing. Many of these issues have been resolved by settlement agreements. PCM LLC management has actively resolved these actions. At February 4, 2002, a provision was established of $200,000. At September 30, 2002 the balance remaining of this provision is $70,450 which is included in the pre-petition claims on the accompanying balance sheet.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE  11  -  SUBSEQUENT  EVENTS

Claim
-----

In December 2002, a bankruptcy claim totaling approximately $170,000 was brought to the attention of the Company. This claim was not on the final claims list filed with the court. PCM LLCs management does not believe that this claim will be found to be valid by the court and has not accrued for it as of September 30, 2002. Management does not believe the ultimate outcome of this claim will have a material adverse affect on the Company's financial position.

NOTE  11  -  SUBSEQUENT  EVENTS  (CONTINUED)

Purchase  Commitment
--------------------

In December 2002, the Company entered into an agreement that commits the Company to purchase loan portfolios. The initial term of the agreement is 6 months (December 2002 - May 2003) and the Company has the right to extend the term for an additional 6 months if it expresses the desire to do so by April 15, 2003. Under the terms of the agreement the Company will pay 5% of the "Approximate Current Balance", as defined in the agreement. The "Approximate Current Balances" purchased in December 2002 and January, February, and March 2003 were approximately $2,274,000, $2,326,000, $1,151,100 and $1,395,100, respectively.
The amounts paid for these purchases were $113,689, $116,297, $57,555 and $69,756 respectively. Under the terms of the agreement, the commitment for April and May 2003 will be approximately $3.0 million in "Approximate Current Balances", at a cost of approximately $150,000.

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

OPERATING RESULTS

For the period from February 4, 2002 (inception) to September 30, 2002, we incurred a net loss of approximately $2.0 million. We had negative cash flows from operations of approximately $1.7 million.

Revenue
-------

We reported gross revenues in the amount of approximately $6.2 million during the period from February 4, 2002 (inception) to September 30, 2002. After taking into account the aggregate cost basis recovery of the portfolios we collected and sold, we reported net revenues in the amount of $2.4 million. We derived approximately $1.5 million of our net revenues from approximately $5.2 million of portfolio collections. We expect our portfolio collections to increase in the coming year because we acquired a substantial amount of new portfolios toward the end of 2002. We expect these increased collections to result in increased net revenues, but we cannot predict the magnitude of this increase because we cannot precisely predict the mix of our collections between our old portfolios (which generally have smaller cost basis recovery, if any) and our new portfolios (which "front-load" their cost basis recovery). As a general rule, it takes about one year for us to recover the cost basis of a new portfolio, so we do not expect new portfolios to begin making significant contributions to net revenues until the third and fourth quarters of 2003. We derived approximately $870,000 of our net revenues from sales of portfolios. We sold a substantial number of old portfolios, some of whose collection lives, from our perspective, had run their course, and some to capitalize on market conditions. Having now disposed of many of the old portfolios we no longer wanted to collect, we do not expect net revenues from portfolio sales to be as large in the coming year. We anticipate having more sales of portions of new portfolios in 2003 than we had in 2002, but smaller net revenues from sales of portfolios due to the cost basis recovery associated with new portfolio sales.

During the quarter ended September 30, 2002, we derived most of our net revenues from collections.

Operating  Expenses
-------------------

Our general and administration expenses were approximately $1.3 million for the period from February 4, 2002 (inception) to September 30, 2002. Our salaries and benefits expenses during that same period were approximately $2.9 million. Our operating expenses may increase somewhat in 2003, but at this time we do not expect these increases to be substantial.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2002, we had approximately $1.9 million of cash and cash equivalents. During the period ended September 30, 2002, we used approximately $12.0 million for a distribution to our members, approximately $4.9 million for operating and other activities and approximately $2.9 million to purchase new portfolios. We funded these uses of cash principally through our opening cash balance of approximately $15.5 million at February 4, 2002, and approximately $6.2 million of proceeds from collecting and selling portfolios.

During the period ended September 30, 2002, we did not achieve results consistent with our business plan: to recover the cost we pay for our portfolios, pay our collecting and operating costs and still have a profit. Our cost recovery of approximately $3.8 million plus our operating and other expenses of approximately $4.4 million exceeded our collections and sales of approximately $6.2 million by approximately $2.0 million. On a cash basis, our new portfolio acquisitions of approximately $2.9 million plus our cash operating and other costs of approximately $4.9 million exceeded our collections and sales of approximately $6.2 million by approximately $1.6 million. This $1.6 million cash deficit was funded by the approximately $3.5 million of opening cash we had (after allowing for the $12 million used to pay a distribution). We spent this money to acquire new portfolios because we believe it is important to our long-term success to constantly reinvest in new portfolios. We continued to acquire new portfolios in the fourth quarter of 2002.

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

Our portfolios provide our principal source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. Our estimate of the fair value of our portfolios at September 30, 2002, increased $2.0 million to $14.0 million from $12.0 million at February 4, 2002. At the same time, the cost basis of our portfolios decreased to approximately $3.9 million at September 30, 2002, from approximately $4.8 million at February 4, 2002. Our estimate of fair value increased despite this decline in cost basis because we believe recently purchased portfolios will provide better collection ratios than some of the older portfolios we inherited from our PAM Fund predecessors. We believe portfolio cost basis will continue to decline in the near term because we do not expect the magnitude of new portfolio acquisitions to be as large in 2003 as it was in 2002. Due to factors such as the fair value of a new portfolio being greater than its purchase price, the availability of new portfolios, market pricing conditions for new portfolios and the timing of distributions to our members, we believe it is difficult to assess whether the fair value of our portfolios will also decrease.

We used a discount rate of 20% to determine the fair values of our portfolios at September 30, 2002, and February 4, 2002. The following table sets forth alternative estimates of fair value if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

                                                  September 30, 2002   February 4, 2002
                                                  -------------------  -----------------
     Higher collection risk (25% discount rate)   $      13.1 million  $    11.2 million
     Assumed collection risk (20% discount rate)  $      14.0 million  $    12.0 million
     Lower collection risk (15% discount rate)    $      14.8 million  $    12.8 million

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 (c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

  EXHIBIT
   NUMBER      DESCRIPTION
------------   -----------------------------------------------------------------
    10.1       Employment Agreement dated July 31, 2002 between Performance
               Capital Management, LLC and David J. Caldwell

    10.2 Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and William D. Constantino

    10.3 Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and Darren S. Bard

    10.4 Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and Wendy L. Curran

    99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the three months ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PERFORMANCE CAPITAL MANAGEMENT, LLC


    April 24, 2003                   By:    /s/ David J. Caldwell
----------------------                  ----------------------------------------
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  April  24,  2003                    /s/  Edward  M.  Rucker
      -----------------                    --------------------------------
                                           Edward  M.  Rucker
                                           Accounting  Manager

                                  EXHIBIT INDEX


  EXHIBIT
   NUMBER      DESCRIPTION
------------   -----------------------------------------------------------------
    10.1       Employment Agreement dated July 31, 2002 between Performance
               Capital Management, LLC and David J. Caldwell

    10.2 Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and William D. Constantino

    10.3 Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and Darren S. Bard

    10.4 Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and Wendy L. Curran

    99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002