Form 10KSB
period 2002-12-31
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2003-04-28
CIK 1221170

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                   __________________________________________
                                   FORM 10-KSB
(Mark one)
[X]  Annual report under section 13 or 15(d) of the Securities Exchange Act of
     1934
                 For the fiscal year ended     December 31, 2002
                                               -----------------
                                       OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition Period from ____________ to _____________

                   Commission file number:       0 - 50235
                                          --------------------

                       Performance Capital Management, LLC
                       -----------------------------------
                 (Name of small business issuer in its charter)

           California                                  03-0375751
 -----------------------------            ----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

222 South Harbor Blvd., Suite 400, Anaheim, California             92805
------------------------------------------------------        ---------------
       (Address of principal executive offices)                  (Zip Code)

                   Issuer's telephone number:  (714) 502-3780
                                              ---------------

Securities registered under Section 12(b) of the Act:         None
                                                      --------------------

Securities registered under Section 12(g) of the Act:       LLC Units
                                                      --------------------
                                                        (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's net revenues for the period from February 4, 2002 (inception) to December 31, 2002: $3,299,801
                     ----------

As of March 17, 2003, the aggregate market value of the voting equity held by non-affiliates of the registrant was $4,843,168, based on their share of Members' Equity as reported in the registrant's December 31, 2002, balance sheet. Units held by each officer and director and by each person who owns five percent or more of the outstanding units have been excluded from this calculation as such persons may be considered to be affiliated with the registrant.

Check whether the issuer has filed documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under  a  plan  confirmed  by  a  court.    Yes [X]  No [ ]

On  March 17, 2003, the registrant had 571,550 LLC Units issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates information by reference to the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes [ ]  No [X]

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                                    INDEX TO
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


PART I                                                                              PAGE
Item 1    Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . .  1

Item 2    Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 3    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 4    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . 11

PART II

Item 5    Market for Common Equity and Related Security Holder Matters. . . . . . . . 11

Item 6    Management's Discussion and Analysis of Financial Condition or
          Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 7    Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 8    Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons; Compliance
          With Section 16(a) of the Exchange Act  . . . . . . . . . . . . . . . . . . 33

Item 10   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . 33

Item 11   Security Ownership of Certain Beneficial Owners and Management and
          Related Security Holder Matters . . . . . . . . . . . . . . . . . . . . . . 33

Item 12   Certain Relationships and Related Transactions. . . . . . . . . . . . . . . 33

Item 13   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . 33

Item 14   Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . 34

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

EXHIBITS

                                     PART I

Unless we say otherwise, references in this document to "we", "us" or "our" refer to Performance Capital Management, LLC.

FORWARD-LOOKING STATEMENTS
--------------------------

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled "Description of Business" and "Management's Discussion and Analysis of Financial Condition or Plan of Operation," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. Readers are urged not to place undue reliance on these forward-looking statements due to their inherent uncertainty. These forward-looking statements involve risks and uncertainties, including those statements incorporated by reference into this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking projections due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

OVERVIEW

We acquire assets originated by federal and state banking and savings institutions, loan agencies, and other sources, for the purpose of generating income and cash flow from collecting or selling those assets. Typically, these assets consist of charged-off credit card contracts but we have also purchased other forms of indebtedness, including automobile deficiencies and defaulted judgments. These assets are typically purchased and sold as portfolios. We try to purchase portfolios at a substantial discount to the actual amount of money that they will ultimately produce, so that we can recover the cost we pay for the portfolio, pay our collection and operating costs and still have a profit.

ORGANIZATIONAL  HISTORY

We conduct our business through Performance Capital Management, LLC, a California limited liability company formed January 14, 2002. Performance Capital Management, LLC succeeded to the assets and liabilities of six entities pursuant to a plan of reorganization that was confirmed and finalized by a bankruptcy court effective February 4, 2002. For all practical purposes, we consider February 4, 2002, to be the inception of our business.

Performance Capital Management, LLC succeeded to the assets and liabilities of five California limited partnerships and one California corporation:

     -    Performance Capital Management, Inc., a California corporation;
     - Performance Asset Management Fund, Ltd., a California limited partnership;
     - Performance Asset Management Fund II, Ltd., a California limited partnership;
     - Performance Asset Management Fund III, Ltd., a California limited partnership;
     - Performance Asset Management Fund IV, Ltd., a California limited partnership; and
     - Performance Asset Management Fund V, Ltd., a California limited partnership.

We refer to each of the limited partnerships by its fund number; for example, we refer to Performance Asset Management Fund III, Ltd., as "PAM III". We refer to all of the limited partnerships as a group as the "PAM Funds".

Performance Capital Management, Inc. and the PAM Funds, which were then controlled by an individual named Vincent Galewick, filed separate voluntary bankruptcy petitions on December 22 and 23, 1998. On motion by the California Department of Corporations, the bankruptcy court replaced the debtor-in-possession with a trustee, James Joseph, on December 30, 1998.

Prior to the bankruptcy filings, Mr. Galewick caused approximately $57.4 million to be raised by the PAM Funds, of which approximately $49 million was used to purchase loan portfolios. The PAM Funds typically purchased these credit card portfolios from Performance Capital Management, Inc., often at a substantial mark-up over Performance Capital Management, Inc.'s purchase price. Performance Capital Management, Inc. also collected the portfolios under joint venture agreements with the PAM Funds. Each PAM Fund's return was based on the performance of the portfolios that it purchased. Performance Capital Management, Inc.'s fees for collection services were reasonable given industry standards, but its loan portfolio mark-ups and the management fees charged by the PAM Funds' general partner were not.

By early 2001, the bankruptcy trustee concluded that a viable business existed if the unreasonable mark-ups and management fees were eliminated, and he set out to develop a plan to reorganize Performance Capital Management, Inc. and the PAM Funds. Under the plan, our business entity, Performance Capital Management, LLC, issued "LLC Units" to the PAM Funds, which were then distributed to the investors in the PAM Funds in February 2003. We issued LLC Units to the PAM Funds based on the gross dollars (approximately $57.4 million) the investors had invested in the respective PAM Funds. Our Operating Agreement calls for us to make pro rata cash distributions to investors based on their unreturned capital until all investors receive their full capital investment back without interest. As of February 4, 2002, inception, we had approximately $38 million of unreturned capital (certain investors had received approximately $19.3 million of payments from the various PAM Funds prior to the bankruptcy filings). Note 1 to our financial statements provides financial details concerning the relative amounts of capital raised and capital returned for each of the PAM Funds. Following February 4, 2002, emergence from bankruptcy, we made a $12 million distribution based on unreturned capital, leaving us with approximately $26 million of unreturned capital to distribute to our investors. After all investors' capital investments are paid back, any further distributions are to be made based on LLC Units.

Due to a settlement with Mr. Galewick approved by the bankruptcy court, the owners of Performance Capital Management, Inc., did not become investors in our business entity, Performance Capital Management, LLC. Our investors consist only of those people who invested in the PAM Funds, or their successors-in-interest.

INDUSTRY  OVERVIEW

Some portion of all consumer lending transactions end up with the debtor not honoring its payment obligations. Default rates vary depending on the type of obligation, the originator of the credit and other factors, but "bad debt" is a fact of life in consumer lending.

Beginning in the late 1980s, the financial services industry, specifically the banking and savings and loan industry, underwent numerous changes due to significant losses incurred during the 1980s. The strain on the Federal Savings and Loan Insurance Corporation ("FSLIC") as a result of those losses caused not only the dissolution of the FSLIC, but also a massive government bailout. Billions of dollars in taxpayer loans were granted to regulators to assist in paying depositors, as well as providing the capital necessary to clean up the industry. This situation, better known as the "savings and loan crisis", forced the restructuring of the entire federal banking and savings and loan industry.

In an attempt to curtail future losses, federal regulators revised requirements and regulations relating to the reporting of debtor obligations as assets. Enforcement of those revisions caused industry consolidation and invigorated a market for debtor obligations that were "charged-off". As a result of these regulations, after taking a loss on the "charge-off", lending institutions can show income by selling debtor obligations carried at no value on their balance sheets, instead of incurring further expense to run a personnel-intensive collection department. An institution liquidating off-balance sheet assets (i.e., those it has previously "charged-off") benefits to the extent that the proceeds from such a sale go directly to the cash account on the balance sheet without the removal of an on-balance sheet asset. The income from these sales is of course less than the original "charge-off", but the ability to liquidate portfolios of bad debt has become important both to the economics and the reporting obligations of lending institutions.

The amount of debt available for sale in the industry continues to increase. Financial institutions previously had forwarded their accounts after "charge-off" to collection agencies for further collection activity as standard operating procedure. After being at an agency for six to twelve months, accounts would be returned to the financial institutions and then forwarded to another agency, sometime as many as five times. Many institutions now sell these accounts to get immediate revenue. In recent years, not only has the total amount of debt continued to increase, but the percentage of debt that institutions "charge-off" continues to increase. These factors continue to create market opportunities for purchasers of distressed financial instruments, as more institutions discover the advantages of selling their debts. According to information in the June 2002 issue of Collections & Credit Risk, an industry publication, the following increases took place in the markets serviced by the debt collection industry:

     - credit card charge-offs increased to 6.59% in March 2002 from 4.74% in March 2001, marking the highest rate of increase since February 1991;

     - consumer credit outstanding was around $1.7 trillion for the first quarter of 2002, an approximately 9% increase from 2001;

     - the total distressed-debt market, from charge-offs to performing loans, soared from $26 billion in 1998 to $115 billion in 2001, with the charge-off market alone going from $20 billion to $60 billion.

Participants in the collection industry generally classify bad debts based on the number of times a collection agency has worked a portfolio to try to collect it. Portfolios that an institution has just charged-off and that have never been worked by a collection agency are referred to as "fresh" paper. Portfolios that have been worked by one collection agency are referred to as "primary" paper. Similar terms describe paper worked by two (secondary), three (tertiary), four (quaternary) and more collection agencies. As a general rule, a purchaser of a portfolio will receive a greater percentage discount to the portfolio's face value as it becomes less "fresh".

Participants in the collection industry purchase portfolios either to collect them or to resell them. Many participants do both. A purchaser may perform the collection activity itself, or it may contract out that function. Some industry participants purchase portfolios principally with a view to reselling the portfolios. For example, a purchaser might acquire a large portfolio and then break it up into a number of smaller portfolios based on specific attributes for sale (such as the state in which the debtor resides). Other industry participants seeking to purchase bad debts with particular attributes would then purchase these targeted portfolios at a slight premium, returning a profit to the original purchaser.

MARKET  FOCUS

We focus on acquiring portfolios that are not "fresh". We prefer to acquire primary or secondary paper, based on our due diligence analysis of the obligations included in the portfolio. We acquire portfolios principally with a view to collect them, although we do sell certain portions of portfolios we purchase, such as accounts from particular states where we do not collect, and then collect the balance of the portfolio. From time to time we sell some of our portfolios either to capitalize on market conditions, to dispose of a portfolio that is not performing or to dispose of a portfolio whose collection life, from our perspective, has run its course.

We have established the infrastructure to collect portfolios. We have approximately 51 employees who man phones contacting debtors, and we use a "predictive dialing" telecommunications system (a "dialer") that helps to ensure that our collectors spend their time on the phones talking to debtors, not dialing numbers trying to reach them. Because we collect portfolios, we have developed an experience history that helps us predict what the ultimate value of a portfolio will be. We have a sophisticated data base to maintain our experience history that allows us to manipulate variables to assist our due diligence process when we acquire a new portfolio. We believe that collecting our portfolios reinforces our ability to realistically assess the price we should pay when we purchase additional portfolios.

PORTFOLIO  ACQUISITION

Originating lenders or portfolio resellers typically sell loan accounts in bulk portfolios that range in size from tens of thousands to multi-hundred million dollars in outstanding principal balances. These portfolio sales primarily consist of a large quantity of charged-off credit card contracts, and to a lesser extent automobile deficiencies, secured and unsecured consumer installment loans, commercial loans, and other forms of indebtedness. Although we typically collect a relatively small percentage of the total outstanding principal balances of most of the portfolios we purchase, we purchase most of our portfolios at significant discounts that, coupled with effective collection efforts, permit us to realize a profit.

As a successor to Performance Capital Management, Inc., institutions selling distressed indebtedness recognize us as a reliable and competent purchaser of portfolios. We rely on our own contacts and relationships to acquire portfolios, as well as utilizing outside brokers.

We acquire portfolios without recourse to the seller of the portfolio. By acquiring title to the debt and collecting it for our own account, we are able to collect in more states than if we charged a fee to collect debts owned by third parties.

Upon contacting or being contacted by a potential seller of portfolios, we generally request certain data for due diligence purposes. We analyze a variety of data as part of our due diligence process, including:

     -    the mix of the states in which the debtors are located;
     -    the average balances outstanding in the portfolio;
     -    the age of the indebtedness in the portfolio;
     - the types of indebtedness in the portfolio (i.e., credit card versus automobile, etc.);
     -    the originating lender of the indebtedness;
     -    the availability of documentation for the indebtedness;
     -    the date of the last payment on the indebtedness; and
     -    any prior attempts at collecting the portfolio.

By completing the due diligence process and considering the pertinent information regarding a potential portfolio acquisition, we believe we develop a good approximation of the value of the portfolio. We then offer to purchase the portfolio on terms that we believe will enable us to recover the purchase price of the portfolio, pay our collection and operating costs and have a profit left over.

We purchase our portfolios for cash. At this time we do not use credit arrangements to acquire portfolios or collect portfolios for third parties. We anticipate that we will continue to purchase portfolios for our own account using cash and then proceed to collect them, reselling some portions of our portfolios from time to time as circumstances warrant.

PORTFOLIO PROCESSING

Once we acquire a portfolio we primarily focus on collecting it, although we frequently sell certain portions of portfolios we purchase, such as accounts from particular states where we do not collect, and then collect the balance of the portfolio. In addition, from time to time we sell some of our portfolios, either to capitalize on market conditions, to dispose of a portfolio that is not performing or to dispose of a portfolio whose collection life, from our perspective, has run its course. When we engage in these sales, we continue collecting the portfolio right up until the closing of the sale.

Collecting a portfolio involves a rigorous campaign to locate and contact the maximum number of individual debtors. We attempt to locate individual debtors by continuously utilizing data from various third party data bases. Once we contact a debtor, our collection representative begins negotiating various payment and settlement options. These options can include payments in full for all outstanding obligations, discounted settlements, short-term payment plans or "re-writes" of the underlying obligation into a new contract. Because the cost basis for each account is usually only a fraction of the debt obligation, our collection representatives can usually offer more attractive settlement and payment options to individual debtors than the originating lender or contingent collection firms that have to share recoveries with the owner of the debt. Sometimes we send portfolios (or portions of portfolios) to third party collection agencies. We use third party collection agencies primarily in six states where we do not collect because of certain licensing requirements.

In contrast to many other purchasers of distressed indebtedness, we collect the majority of the portfolios we acquire, rather than using traditional third-party servicing. We have a fully operational collection facility employing approximately 51 full-time collectors. We have computer technology and equipment that aid in the collection of distressed loan portfolios. We utilize collection Dakcs software and a dialer to maximize the efficiency of our collectors by automatically sifting out calls where a live person does not answer, enabling our collectors to spend their time talking to live debtors rather than dialing numbers where there is no answer, a busy signal or an answering machine. Our Dakcs/dialer system has the flexibility to control for all types of variables in the way it places calls, for example, being sensitive to the effect of time zones and controlling for particular state laws that impose blackout times. We believe that this technology, which is industry-standard for sophisticated collectors, provides us with the ability to compete effectively in the collection industry. We also resort to legal process to aid in collecting our portfolios when the circumstances of a particular account warrant. We do not have a set policy regarding when to initiate legal process; we exercise our judgment based on a variety of factors to determine when we believe using legal process is appropriate.

COMPETITION

Most of the top 50 purchasers of bad debt maintain well-established collections operations and service and collect the bad debt that they purchase. A secondary source of competition for distressed debt portfolios is companies that buy debt in bulk and divide it up into smaller portfolios that are then resold to collection agencies, private investors and attorneys. Traditional collection agencies and attorneys purchase bad debt to diversify their operations and add debt they own to contingency collection work for others.

A number of national companies exist that buy large portfolios and resell and/or attempt to collect on them for a certain period and then resell them. We are attempting to compete with some of these larger companies by joining together with other firms to bid on some large portfolio purchases. This is a fairly recent event and we have actually only completed one purchase to date. In any case, to date we have been able to buy national portfolios directly from original creditors.

INTELLECTUAL  PROPERTY

We have licenses for the software used in our telecommunications and data base systems. We maintain our data base and our system for performing due diligence as trade secrets. We do not intend to seek any sort of copyright or business process patent protection. We have a policy in our employee handbook that prohibits employees from disclosing trade secrets as a condition of employment.

GOVERNMENT  REGULATION

Certain of our operations are subject to the Fair Debt Collection Practices Act, or FDCPA, and comparable statutes existing in many states. Under the FDCPA, a debt collector is restricted in the methods it uses to collect consumer debt. For example, a debt collector (1) is limited in communicating with persons other than the consumer about the consumer's debt, (2) may not telephone at inconvenient hours, and (3) must provide verification of the debt at the consumer's request. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the FDCPA. In addition, some states and certain municipalities require debt collectors to be licensed with the appropriate authorities before collecting debts from debtors within those jurisdictions. Our policy is to comply with the provisions of the FDCPA, comparable state statutes and applicable licensing requirements. We have established policies and procedures to reduce the likelihood of violations of the FDCPA and related state statutes. For example, our account representatives receive training on these policies and must pass a test on the FDCPA, and our collectors work in an open environment which allows managers to monitor their interaction with debtors.

In addition to the FDCPA, we are subject to the Fair Credit Reporting Act, or FCRA. The FCRA is a federal statute that regulates the activities of consumer reporting agencies, the users of reports, and those whose furnish information to consumer reporting agencies, and provides rights to consumers affected by such reports. As a user of credit reports and a furnisher of information, we have developed policies and procedures to ensure compliance with the FCRA to reduce the likelihood of erroneous information reporting and to respond quickly to inquiries by credit agencies and account holders.

We are subject to the provisions of the Gramm-Leach-Bliley Act, as well as comparable privacy statutes existing in some states. This federal statute requires that we advise our debtors about our privacy policy the first time we contact them and once a year for every year that they remain one of our debtors. If we change our privacy policy, we must promptly notify our debtors of the change. This legislation requires that we provide our debtors with specific information about our privacy policy. We do not disclose non-public information about our debtors except as permitted by law. We do not sell or otherwise share information about our debtors with outside marketers.

EMPLOYEES

As of March 17, 2003, we had 93 full-time employees and 2 part-time employees classified as follows: 4 full-time executive officers; and 21 full time and 2 part time administrative personnel, and 68 collection personnel.

We believe that our ability to attract, hire, and retain qualified personnel now and in the future is important to our success. As discussed more fully in the section entitled "Risk Factors; We Experience High Employee Turnover Rates and May not be Able to Hire and Retain Enough Sufficiently Trained Employees to Support our Operations", our industry experiences high turnover rates for collection personnel. We believe that our employee relations are good. None of our employees are represented by a collective bargaining unit.

RESEARCH  AND  DEVELOPMENT

We have had no research or development activities since inception.

ENVIRONMENTAL  MATTERS

Our current operations do not involve activities that materially affect the environment. We dispose of ordinary hazardous substances commonly found in an office environment in substantial compliance with environmental laws.

RISK  FACTORS

Please carefully consider the following risk factors in addition to the other information appearing in this Form 10-KSB and our other filings with the Securities and Exchange Commission.

WE MAY NOT BE ABLE TO COLLECT SUFFICIENT AMOUNTS ON OUR DEFAULTED LOAN PORTFOLIOS TO FUND OUR OPERATIONS

Our business consists of acquiring and servicing primarily loan portfolios that debtors have failed to pay and that the credit originator has deemed uncollectible and has charged-off. The credit originators generally make numerous attempts to recover on their defaulted loans, often using a combination of in-house recovery efforts and third-party collection agencies. These defaulted loans are difficult to collect and we may not collect a sufficient amount to cover our investment associated with purchasing the defaulted loan portfolios and the costs of running our business.

WE MAY NOT BE ABLE TO PURCHASE DEFAULTED LOANS AT APPROPRIATE PRICES, AND A DECREASE IN OUR ABILITY TO PURCHASE PORTFOLIOS OF LOANS COULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE

If one or more credit originators stops selling defaulted loans to us and we are otherwise unable to purchase defaulted loans from credit originators at appropriate prices, we could lose a potential source of income and our business may be materially harmed.

The availability of loan portfolios at prices that generate an appropriate return on our investment depends on a number of factors both within and outside of our control, including the following:

  - the continuation of current growth trends in the levels of loan obligations;
  -  sales of loan portfolios by credit originators; and
  - competitive factors affecting potential purchasers and credit originators of loans.

Because of the length of time involved in collecting defaulted loans on acquired portfolios and the volatility in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner.

We are currently party to one "forward flow contract." A forward flow contract is an arrangement in which we agree to purchase defaulted loans based on specific parameters from a third-party supplier on a periodic basis at a set price over a specified time period. To the extent that we are unable to renew or replace the purchased volume represented by our forward flow contract once it expires, we could lose a potential source of income and our business may be materially harmed.

LIMITED  OPERATING  HISTORY

We have only been operating as a consolidated entity since February 2002, when we emerged from bankruptcy. As a result, our business model is still in an evolving stage. The limited operating history means we do not have the benefit of the many years of experience that some other companies have and can use to modify their business plans and optimize their business strategies. Our limited operating history makes an evaluation our business and prospects difficult. See the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation".

OUR GROWTH AND OPERATING RESULTS COULD BE IMPAIRED IF WE ARE UNABLE TO MEET OUR FUTURE CAPITAL NEEDS

Our ultimate success depends on our ability to continue to generate revenue through our operations. If our operations are impaired for any reason, we do not have another source of funding readily available to fund our continued operations. There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If unavailable, our operations could be severely limited, and we may not be able to implement our business plan in a timely manner or at all. We may not be able to access capital markets due to the lack of liquidity of our securities. If equity financing is used to raise additional working capital, the ownership interests of our existing LLC Unit holders will be diluted.

WE  MAY  NOT  BE  ABLE  TO  MAKE  FUTURE DISTRIBUTIONS AND OUR INVESTORS MAY NOT
RECOVER  THEIR  ENTIRE  CAPITAL  CONTRIBUTIONS

Despite the directive in our Operating Agreement requiring us to make sufficient distributions to our LLC Unit holders to ensure a full return of their capital contributions to the PAM Funds, our operations may not produce enough income to enable us to make those distributions. In such a case, our LLC Unit holders may not recover the full amount of their investments in the PAM Funds.

THERE IS NO MARKET FOR OUR SECURITIES AND OUR OPERATING AGREEMENT RESTRICTS THE TRANSFER OF OUR SECURITIES

There is no trading market for our securities at present and there has been no trading market to date. We are not planning and do not intend to facilitate the development of a trading market. The ability to sell LLC Units is also restricted by our Operating Agreement. These factors make our securities very illiquid.

WE EXPERIENCE HIGH EMPLOYEE TURNOVER RATES AND MAY NOT BE ABLE TO HIRE AND RETAIN ENOUGH SUFFICIENTLY TRAINED EMPLOYEES TO SUPPORT OUR OPERATIONS

The debt servicing and collection industry is very labor intensive and, similar to other companies in our industry, we typically experience a high rate of employee turnover. Our annual turnover rate, excluding those employees that do not complete our eight-day training program, was 250%. We compete for qualified personnel with companies in our industry and in other industries. Our growth requires that we continually hire and train new collectors. A higher turnover rate among our collectors will increase our recruiting and training costs and limit the number of experienced collection personnel available to service our defaulted consumer receivables. If this were to occur, we would not be able to service our loan portfolios effectively and this would reduce our ability to continue our growth and operate.

WE SERVE MARKETS THAT ARE HIGHLY COMPETITIVE AND MAY BE UNABLE TO COMPETE WITH BUSINESSES THAT MAY HAVE GREATER RESOURCES THAN WE HAVE

We face competition in the market we serve from new and existing providers of debt collection management services, including other purchasers of defaulted loan portfolios, third-party contingent fee collection agencies and credit originators that manage their own defaulted credit rather than outsourcing it. The debt collection industry is highly fragmented and competitive, consisting of several thousand consumer and commercial agencies, most of which compete in the contingent fee business.

We face bidding competition in our acquisition of defaulted loan portfolios, and we also compete on the basis of reputation, industry experience and performance. Some of our current competitors and possible new competitors may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories and more established relationships in the industry than we currently have. In the future, we may not have the resources or ability to compete successfully. As there are few significant barriers for entry to the industry, there can be no assurance that additional competitors with greater resources than ours will not enter our market. Moreover, there can be no assurance that institutions will continue to sell their defaulted debt at recent levels or at all, or that we may continue to offer competitive bids for defaulted debt portfolios. If we are unable to develop and expand our business or adapt to changing market needs as well as our current or future competitors are able to do, we may experience reduced access to defaulted debt portfolios at appropriate prices and reduced profitability.

WE MAY NOT BE SUCCESSFUL AT ACQUIRING LOANS OF NEW ASSET TYPES

We may pursue the acquisition of loan portfolios of asset types in which we have little current experience. We may not be successful in completing any acquisitions of loans of these asset types and our limited experience in these asset types may impair our ability to collect on these loans. This may cause us to pay too much for these loans and consequently we may not generate a profit from these portfolio acquisitions.

OUR COLLECTIONS MAY DECREASE IF BANKRUPTCY FILINGS INCREASE

During times of economic recession, the amount of defaulted loans generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a debtor's assets are sold to repay credit originators, but since the defaulted consumer receivables we purchase are generally unsecured we often would not be able to collect on those loans. We cannot ensure that our collections experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted debt portfolio is significantly lower than projected when we purchased the portfolio, our financial condition and results of operations could deteriorate.

WE MAY NOT BE ABLE TO CONTINUALLY REPLACE OUR DEBT PORTFOLIOS WITH ADDITIONAL DEBT PORTFOLIOS SUFFICIENT TO OPERATE EFFICIENTLY AND PROFITABLY

To operate profitably, we must continually acquire and service a sufficient amount of defaulted debt to generate revenue that exceeds our expenses. Fixed costs such as salaries and lease or other facility costs constitute a significant portion of our overhead and, if we do not continually replace the debt portfolios we service with additional portfolios, we may have to reduce the number of our collection personnel. We would then have to rehire collection staff as we obtain additional debt portfolios. These practices could lead to:

  -  low employee morale;
  -  fewer experienced employees;
  -  higher training costs;

  -  disruptions in our operations;
  -  loss of efficiency; and
  -  excess costs associated with unused space in our offices.

Furthermore, heightened regulation of the credit card and consumer lending industry may result in decreased availability of credit to consumers, potentially leading to a future reduction in defaulted debt available for purchase from credit originators. We cannot predict how our ability to identify and purchase debt and the quality of the debt would be affected if there is a shift in consumer lending practices, whether caused by changes in the regulations or accounting practices applicable to credit originators, a sustained economic downturn or otherwise.

OUR OPERATIONS COULD SUFFER FROM TELECOMMUNICATIONS OR TECHNOLOGY DOWNTIME OR INCREASED COSTS

Our success depends in large part on sophisticated telecommunications and computer systems. The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty or operating malfunction, could disrupt our operations. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to access, maintain and expand the databases we use for our collection activities. Any failure of our information systems or software or our backup systems would interrupt our business operations and harm our business. Our headquarters is located in a region that is susceptible to earthquake damage, which may increase the risk of disruption of information systems and telephone service for sustained periods.

Further, our business depends heavily on services provided by various local and long distance telephone companies. A significant increase in telephone service costs or any significant interruption in telephone services could reduce our profitability or disrupt our operations and harm our business.

WE MAY NOT BE ABLE TO SUCCESSFULLY ANTICIPATE, MANAGE OR ADOPT TECHNOLOGICAL ADVANCES WITHIN OUR INDUSTRY

Our business relies on computer and telecommunications technologies and our ability to integrate these technologies into our business is essential to our competitive position and success. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles. We may not be successful in anticipating, managing or adopting technological changes on a timely basis.

While we believe that our existing information systems are sufficient to meet our current demands and continued expansion, our future growth may require additional investment in these systems. We depend on having the capital resources necessary to invest in new technologies to acquire and service debt. We cannot ensure that adequate capital resources will be available to us at the appropriate time.

OUR SENIOR MANAGEMENT TEAM IS IMPORTANT TO OUR CONTINUED SUCCESS AND THE LOSS OF ONE OR MORE MEMBERS OF SENIOR MANAGEMENT COULD NEGATIVELY AFFECT OUR OPERATIONS

The loss of the services of one or more of our executive officers or key employees could disrupt our operations. We have employment agreements with David Caldwell, our Chief Operations Officer, William Constantino, our Chief Legal Officer, Darren Bard, our Chief Information Officer, and Wendy Curran, our Chief Officer of Human Resources. However, these agreements do not and will not assure the continued services of these officers. Our success depends on the continued service and performance of our executive officers, and we cannot guarantee that we will be able to retain those individuals. The loss of the services of one or more of our executive officers could seriously impair our ability to continue to acquire or collect on debt and to manage and expand our business. We do not currently maintain key man life insurance for our officers.

OUR ABILITY TO RECOVER OUR DEFAULTED DEBT PORTFOLIOS MAY BE LIMITED UNDER FEDERAL AND STATE LAWS

Federal and state laws may limit our ability to recover and enforce our debt portfolios regardless of any act or omission on our part. Some laws and regulations applicable to credit card issuers may preclude us from collecting on defaulted loan portfolios we purchase if the credit card issuer previously failed to comply with applicable law in generating or servicing those loans. Collection laws and regulations also directly apply to our business. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on consumer credit card debt. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on our debt portfolios and may harm our business. In addition, federal and state governmental bodies are considering, and may consider in the future, other legislative proposals that would regulate the collection of our debt portfolios. Although we cannot predict if or how any future legislation would impact our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on our defaulted loan portfolios, which could reduce our profitability and harm our business.

LIMITED LIABILITY OF OUR EXECUTIVE OFFICERS AND DIRECTORS MAY DISCOURAGE SHAREHOLDERS FROM BRINGING A LAWSUIT AGAINST THEM.

Our Operating Agreement contains provisions that limit the liability of our directors for monetary damages and provide for indemnification of our officers and directors. These provisions may discourage Members from bringing a lawsuit against our officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against our officers and directors even though such action, if successful, might otherwise have benefited the Members. In addition, a Member's investment in Performance Capital Management, LLC may be adversely affected to the extent that costs of settlement and damage awards against our officers or directors are paid by Performance Capital Management, LLC pursuant to the indemnification provisions of our Operating Agreement. The impact on a Member's investment in terms of the cost of defending a lawsuit may deter the Member from bringing suit against one of our officers or directors. We have been advised that the SEC takes the position that these provisions do not affect the liability of any officer or director under applicable federal and state securities laws.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

Our principal executive offices and primary operations facility are located in approximately 14,000 square feet of leased space in Anaheim, California. The term of the lease is five years commencing on December 1, 2001. A security deposit of $50,357 was paid upon execution of the lease on October 24, 2001. The monthly lease rate for year two of the lease is approximately $23,000. We will pay a monthly lease rate of approximately $23,780, $24,479 and $25,178 for the third, fourth and fifth years, respectively, of the lease. We do not consider any specific leased or owned facility to be material to our operations. We believe that equally suitable alternative facilities are available in the area where we currently do business. We believe we keep our premises and their contents adequately insured against common perils consistent with industry standards.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

In March 2003, Michael Cushing filed a Motion for Allowance and Payment of Chapter 11 Claim with the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the "Bankruptcy Court"). The claims pertaining to Performance Capital Management, LLC amount to $170,000 in aggregate. Mr. Cushing alleges that the claims were filed for review during the bankruptcy proceedings. The claims were not, however, made known to us during the six-month period we had to object to them and were not on the claims list filed with the Bankruptcy Court. On March 17, 2003, we filed a motion with the Bankruptcy Court opposing the claims. We object to Mr. Cushing's claims as they were not on the Bankruptcy Court's register as claims against Performance Capital Management, Inc. or the PAM Funds. A hearing was held on March 27, 2003. Following the hearing, the Bankruptcy Court issued its order providing that the period to object to claims is reopened for a period of 30 days, or until April 27, 2003. We intend to prepare and file an objection to Mr. Cushing's claims. Our management does not believe that this claim will be found to be valid by the Court. We believe the potential range of a loss could be between zero and $75,000 and have accrued $60,000 for it as of December 31, 2002. We do not believe the ultimate outcome of this claim will have a material effect on our financial position.

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

Except as described above, to the knowledge of our executive officers and directors, we are not party to any material legal proceeding or litigation and none of our property is the subject of a pending legal proceeding and our executive officers and directors know of no other threatened or contemplated legal proceedings or litigation outside of the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
----------------------------------------------------------------

MARKET

There is no trading market for our securities at present and there has been no trading market to date. We are not planning and do not intend to facilitate the development of a trading market.

HOLDERS  OF  RECORD

As of March 17, 2003, we had 2,903 Members, and one Economic Interest Owner who is a non-voting LLC Unit holder.

DISTRIBUTIONS

Our Operating Agreement calls for us to make pro-rata cash distributions to our Members based on their unreturned capital (certain investors received approximately $19.3 million of payment from various PAM Funds prior to the bankruptcy filing) until all Members receive their full capital investment back without interest. Since February 4, 2002, we have made a $12 million distribution to the Members. After all investor capital investments are paid back, any further distributions are to be made, as determined by our Board of Directors, in its sole and absolute discretion, pro rata based upon LLC Units outstanding.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

We have not issued or sold any of our securities without registration during the fourth quarter ended December 31, 2002.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
--------------------------------------------------------------------------------
OPERATION
---------

The following discussion should be read in conjunction with our audited Financial Statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this Annual Report on Form 10-KSB. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in our filings with the Securities and Exchange Commission and in the subsection of Item 1 entitled "Description of Business; Risk Factors".

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

BASIS  OF  PRESENTATION

We present our financial statements based on our emergence from bankruptcy being treated as the inception of our business. In our emergence from bankruptcy, we succeeded to the assets and liabilities of six entities that were in bankruptcy. The equity owners of these entities approved a reorganization plan under which the owners of these six entities agreed to receive ownership interests in Performance Capital Management, LLC, in exchange for their ownership interests in the predecessor entities. As discussed in more detail in Note 2 to our financial statements, we do not present comparative financial information for the predecessor entities in bankruptcy because we believe it would be prohibitively expensive, if not impossible, to reconstruct accurate accrual-based financial information for the six entities that were in bankruptcy, and any financial statements developed for prior bankrupt periods would not provide meaningful information sufficient to justify the cost.

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

OPERATING  RESULTS

For the period from February 4, 2002 (inception) to December 31, 2002, we incurred a net loss of approximately $3.0 million. We had negative cash flows from operations of approximately $2.6 million.

Revenue
-------

We reported gross revenues in the amount of approximately $8.8 million during the period from February 4, 2002 (inception) to December 31, 2002. After taking into account the aggregate cost basis recovery of the portfolios we collected and sold, we reported net revenues in the amount of $3.3 million. We derived approximately $2.3 million of our net revenues from approximately $7.5 million of portfolio collections. We expect our portfolio collections to increase in the coming year because we acquired a substantial amount of new portfolios toward the end of 2002. We expect these increased collections to result in increased net revenues, but we cannot predict the magnitude of this increase because we cannot precisely predict the mix of our collections between our old portfolios (which generally have smaller cost basis recovery, if any) and our new portfolios (which "front-load" their cost basis recovery). As a general rule, it takes about one year for us to recover the cost basis of a new portfolio, so we do not expect new portfolios to begin making significant contributions to net revenues until the third and fourth quarters of 2003. We derived approximately $1.0 million of our net revenues from sales of portfolios. We sold a substantial number of old portfolios, some of whose collection lives, from our perspective, had run their course, and some to capitalize on market conditions. Having now disposed of many of the old portfolios we no longer wanted to collect, we do not expect net revenues from portfolio sales to be as large in the coming year. We anticipate having more sales of portions of new portfolios in 2003 than we had in 2002, but smaller net revenues from sales of portfolios due to the cost basis recovery associated with new portfolio sales.

Operating  Expenses
-------------------

Our general and administration expenses were approximately $2.0 million for the period from February 4, 2002 (inception) to December 31, 2002. Our salaries and benefits expenses during that same period were approximately $4.0 million. Our operating expenses may increase somewhat in 2003, but at this time we do not expect these increases to be substantial.

Depreciation
------------

Accumulated depreciation for property and equipment at December 31, 2002 was approximately $194,000.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2002, we had approximately $872,000 of cash and cash equivalents. During the period ended December 31, 2002, we used approximately $12.0 million for a distribution to our members, approximately $6.6 million for operating and other activities and approximately $4.8 million to purchase new portfolios. We funded these uses of cash principally through our opening cash balance of approximately $15.5 million at February 4, 2002, and approximately $8.8 million of proceeds from collecting and selling portfolios.

During 2002 we did not achieve results consistent with our business plan: to recover the cost we pay for our portfolios, pay our collecting and operating costs and still have a profit. Our cost recovery of approximately $5.5 million plus our operating and other expenses of approximately $6.2 million exceeded our collections and sales of approximately $8.8 million by approximately $2.9 million. On a cash basis, our new portfolio acquisitions of approximately $4.8 million plus our cash operating and other costs of approximately $6.6 million exceeded our collections and sales of approximately $8.8 million by approximately $2.6 million. This $2.6 million cash deficit was funded by the approximately $3.5 million of opening cash we had (after allowing for the $12 million used to pay a distribution). We spent this money to acquire new portfolios because we believe it is important to our long-term success to constantly reinvest in new portfolios.

We believe we have now achieved a better balance between new and old portfolios than we had on emergence from bankruptcy. In addition, we have put in place procedures to ensure that our collectors continue to focus collection efforts on older portfolios that still have returns to yield, rather than focusing just on the most recently acquired portfolios. With these improvements in our portfolio balance and with our new procedures in place, we believe that in 2003 we will achieve results consistent with our business plan, at least on a cash basis.

Our portfolios provide our principal source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. Our estimate of the fair value of our portfolios at December 31, 2002, increased $3.0 million to $15.0 million from $12.0 million at February 4, 2002. At the same time, the cost basis of our portfolios decreased to approximately $4.0 million at December 31, 2002, from approximately $4.8 million at February 4, 2002. Our estimate of fair value increased despite this decline in cost basis because we believe recently purchased portfolios will provide better collection ratios than some of the older portfolios we inherited from our PAM Fund predecessors. We believe portfolio cost basis will continue to decline in the near term because we do not expect the magnitude of new portfolio acquisitions to be as large in 2003 as it was in 2002. Due to factors such as the fair value of a new portfolio being greater than its purchase price, the availability of new portfolios, market pricing conditions for new portfolios and the timing of distributions to our members, we believe it is difficult to assess whether the fair value of our portfolios will also decrease.

We used a discount rate of 20% to determine the fair values of our portfolios at December 31, 2002, and February 4, 2002. The following table sets forth alternative estimates of fair value if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

                                             December 31, 2002   February 4, 2002
                                             ------------------  -----------------
Higher collection risk (25% discount rate)   $     14.2 million  $    11.2 million
Assumed collection risk (20% discount rate)  $     15.0 million  $    12.0 million
Lower collection risk (15% discount rate)    $     15.9 million  $    12.8 million

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

In the near term, we plan to reinvest some of our cash collections representing cost basis recovery to acquire additional portfolios to continue growing the fair value of our portfolios on a quarter to quarter basis. Ultimately we plan to reinvest all of the cash representing cost basis recovery, plus a portion of excess cash, to acquire additional portfolios.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the footnotes to our audited Financial Statements, Note 5.


ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

                          INDEX TO FINANCIAL STATEMENTS

                                                                                       Page
                                                                                       ----
Independent Auditors' Report dated March 20, 2003 . . . . . . . . . . . . . . . . . . . .16

Balance Sheet as of December 31, 2002 (audited) . . . . . . . . . . . . . . . . . . . . .17

Statement of Operations for the period from Inception (February 4, 2002) through
December 31, 2002 (audited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

Statement of Members' Equity for the period from Inception (February 4, 2002) through
December 31, 2002 (audited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

Statement of Cash Flows for the period from Inception (February 4, 2002) through
December 31, 2002 (audited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

Notes to Financial Statements (audited). . . . . . . . . . . . . . . . . . . . . . . .21-31

            [MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]


INDEPENDENT AUDITORS' REPORT
----------------------------



To the Board of Directors
Performance Capital Management, LLC
Anaheim, California


We have audited the accompanying balance sheet of Performance Capital Management, LLC as of December 31, 2002, and the related statements of operations, members' equity, and cash flows for the period from inception (February 4, 2002) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Performance Capital Management, LLC as of December 31, 2002 and the results of its operations and cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.


  /s/ MOORE STEPHENS WURTH FRAZER AND TORBET, LLP



March 20, 2003
City of Industry, California

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2002

                           ASSETS
                           ------

  Cash and cash equivalents                  $  850,139
  Restricted cash                                21,395
  Other receivables                              47,615
  Purchased loan portfolios, net              4,044,194
  Property and equipment, net                   578,963
  Deposits                                       56,588
  Prepaid expenses and other assets              69,187
                                             ----------

      Total assets                           $5,668,081
                                             ==========



               LIABILITIES AND MEMBERS' EQUITY
               -------------------------------

LIABILITIES:
  Accounts payable                           $  130,421
  Pre-petition claims                           139,737
  Accrued liabilities                           502,279
  Income taxes payable                           16,590
                                             ----------
    Total liabilities                           789,027

COMMITMENTS AND CONTINGENCIES                         -

MEMBERS' EQUITY                               4,879,054
                                             ----------

      Total liabilities and members' equity  $5,668,081
                                             ==========


         The accompanying notes are an integral part of this statement.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                             STATEMENT OF OPERATIONS
           FROM INCEPTION (FEBRUARY 4, 2002) THROUGH DECEMBER 31, 2002

REVENUES:
  Portfolio collections                      $ 7,452,236
  Portfolio sales                              1,355,595
                                             ------------
      Total revenues                           8,807,831
  Less portfolio basis recovery                5,508,030
                                             ------------

NET REVENUES                                   3,299,801
                                             ------------

OPERATING COSTS AND EXPENSES:
  Salaries and benefits                        3,955,622
  General and administrative                   2,041,420
  Depreciation                                   193,697
                                             ------------
      Total operating costs and expenses       6,190,739
                                             ------------

LOSS FROM OPERATIONS                          (2,890,938)

OTHER INCOME (EXPENSE):
  Reorganization costs                          (171,810)
  Interest income                                 45,520
  Other income                                    31,223
                                             ------------
      Total other (expense), net                 (95,067)

LOSS BEFORE INCOME TAX PROVISION              (2,986,005)

INCOME TAX PROVISION                              12,636
                                             ------------
NET LOSS                                     $(2,998,641)
                                             ============



         The accompanying notes are an integral part of this statement.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                          STATEMENT OF MEMBERS' EQUITY
           FROM INCEPTION (FEBRUARY 4, 2002) THROUGH DECEMBER 31, 2002



                                                             Total
                             Unreturned     Accumulated     Members'
                               Capital        Deficit        Equity
                            -------------  -------------  -------------
Balance, February 4, 2002   $ 38,116,880   $(18,239,185)  $ 19,877,695

Distribution to investors    (12,000,000)             -    (12,000,000)

Net loss                               -     (2,998,641)    (2,998,641)
                            -------------  -------------  -------------

Balance, December 31, 2002  $ 26,116,880   $(21,237,826)  $  4,879,054
                            =============  =============  =============



         The accompanying notes are an integral part of this statement.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                             STATEMENT OF CASH FLOWS
           FROM INCEPTION (FEBRUARY 4, 2002) THROUGH DECEMBER 31, 2002


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $ (2,998,641)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                    193,697
      Decrease in other receivable                     43,444
      Increase in other current assets                (24,187)
      Decrease in loan portfolios                     719,012
      Decrease in deposits                             18,096
      Decrease in accounts payable                   (103,902)
      Decrease in pre-petition claims                (744,537)
      Increase in accrued liabilities                 256,360
      Increase in income taxes payable                 16,590
                                                 -------------
          Net cash used in operating activities    (2,624,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                 (33,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to investors                       (12,000,000)
                                                 -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS           (14,658,040)

CASH AND CASH EQUIVALENTS, beginning of period     15,529,574
                                                 -------------

CASH AND CASH EQUIVALENTS, end of period         $    871,534
                                                 =============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW
INFORMATION:

  Income taxes paid                              $     12,000
                                                 =============

  Interest paid                                  $          -
                                                 =============



         The accompanying notes are an integral part of this statement.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                         NOTES TO FINANCIAL STATEMENTS
          FROM INCEPTION (FEBRUARY 4, 2002) THROUGH DECEMBER 31, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Performance Capital Management, LLC ("PCM LLC" or "the Company") is engaged in the business of acquiring assets originated by federal and state banks and other sources, for the purpose of generating income and cash flow from collecting, or selling those assets. These assets consist primarily of non-performing credit card loan portfolios and are purchased and sold as portfolios ("portfolios"). Additionally, some of the loan portfolios are assigned to third party agencies for collection.

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

Performance Asset Management Fund , Ltd.,- (PAM), a California Limited Partnership, formed in 1991. Units in PAM were sold in a private placement offering. PAM raised $5,205,000 in gross proceeds from the sale of its partnership units. PAM was not subject to the reporting requirements of the Securities and Exchange Commission.

Performance Asset Management Fund II , Ltd.,- (PAMII), a California Limited Partnership, formed in 1992. Units in PAMII were sold in a private placement offering. PAMII raised $7,670,000 in gross proceeds from the sale of its partnership units. PAMII was not subject to the reporting requirements of the Securities and Exchange Commission.

Performance Asset Management Fund III, Ltd.,- (PAMIII), a California Limited Partnership, formed in 1992. Units in PAMIII were sold in a private placement offering on a "best efforts" basis. PAMIII raised $9,990,000 in gross proceeds from the sale of its partnership units. PAMIII was a public limited partnership that was subject to the reporting requirements of the Securities and Exchange Commission.

Performance Asset Management Fund IV, Ltd., - (PAMIV), a California Limited Partnership, formed in 1992. Units in PAMIV were sold in an intrastate offering to residents of California. PAMIV raised $28,595,000 in gross proceeds from the sale of its partnership units. PAMIV was a public limited partnership that was subject to the reporting requirements of the Securities and Exchange Commission.

Performance Asset Management Fund V, Ltd., - (PAMV), a California Limited Partnership, formed in 1994. Units in PAMV were sold in a private placement offering. PAMV raised $5,965,000 in gross proceeds from the sale of its partnership units. PAMV was not subject to the reporting requirements of the Securities and Exchange Commission.

Performance Capital Management, Inc. (PCM INC), a California corporation incorporated in January 1993. PCM INC identified potential portfolio acquisitions, performed due diligence in conjunction with potential portfolio acquisitions, acquired portfolios, and through joint ventures with the limited partnerships (PAM, PAMII, PAMIII, PAMIV, and PAMV) collected and sold acquired portfolios. The limited partnerships (PAM, PAMII, PAMIII, PAMIV, and PAMV) collectively obtained 98.5% of the outstanding shares of PCM INC. The minority interest of 1.5% was effectively eliminated in the bankruptcy plan.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                         NOTES TO FINANCIAL STATEMENTS
          FROM INCEPTION (FEBRUARY 4, 2002) THROUGH DECEMBER 31, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS, (CONTINUED)

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
                     =============  ===================

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                         NOTES TO FINANCIAL STATEMENTS
          FROM INCEPTION (FEBRUARY 4, 2002) THROUGH DECEMBER 31, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS, (CONTINUED)

The reorganization plan calls for distributions to be made first to the LLC Members to the extent of and in proportion to their unreturned Capital Contributions; and thereafter to the LLC Members in proportion to their respective percentage ownership interest.

The combination of the Partnerships and PCM INC is summarized as follows (in thousands):

                             PAM      PAMII     PAMIII    PAMIV      PAMV     PCM INC     Total
                          ---------  --------  --------  --------  --------  ---------  ---------
Sale of Limited
  Partnership Units       $  5,205   $ 7,670   $ 9,990   $28,595   $ 5,965   $      -   $ 57,425

Distributions
  to Investors              (3,704)   (4,137)   (3,719)   (6,920)     (829)         -    (19,309)
                          ---------  --------  --------  --------  --------  ---------  ---------

Unreturned Capital           1,501     3,533     6,271    21,675     5,136          -     38,116

Accumulated Deficit           (288)   (1,333)   (2,424)   (9,330)   (2,561)    (2,302)   (18,238)
                          ---------  --------  --------  --------  --------  ---------  ---------

Cash and Net Assets
  Transferred to PCM LLC  $  1,213   $ 2,200   $ 3,847   $12,345   $ 2,575   $ (2,302)    19,878
                          =========  ========  ========  ========  ========  =========  =========

2002 Distribution to
Investors                                                                                (12,000)

Net Loss                                                                                  (2,999)
                                                                                        ---------
Members' Equity PCM, LLC
  at December 31, 2002                                                                  $  4,879
                                                                                        =========

Performance Asset Management Fund III, Ltd. and Performance Asset Management Fund IV, Ltd., were reporting entities under the Securities Exchange Act of 1934. PAM, PAMII, PAMV, and PCM INC were not reporting entities. It has been determined that Performance Capital Management, LLC is a "successor company" under rule 12g 3 of the Securities Exchange Act of 1934, and therefore is subject to the reporting requirements of the Securities Exchange Act of 1934. PCM LLC's LLC units are not publicly traded securities. The Reorganization Plan placed certain restrictions on the transfer of members' interests.


NOTE 2 - BASIS OF PRESENTATION

Reporting Entity
----------------

The Company is a successor entity of six companies emerging from bankruptcy (see
Note 1). The accompanying balance sheet, statement of operations, members' equity, and cash flows include balances and transactions beginning February 4, 2002 through December 31, 2002.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                         NOTES TO FINANCIAL STATEMENTS
          FROM INCEPTION (FEBRUARY 4, 2002) THROUGH DECEMBER 31, 2002

NOTE 2 - BASIS OF PRESENTATION (CONTINUED)

Comparative Statements
----------------------

Management has elected not to present the accompanying financial statements on a comparative basis because several entities shared operating expenses and professional fees during the duration of bankruptcy proceedings that were not included in the final bankruptcy plan. Further, current management did not take control of the operations until the Reorganization Plan was confirmed on February 4, 2002. Current management is not capable of arriving at the estimates for many of the assertions that would be required in financial statements for prior periods. The cost and effort to reconstruct these financial statements, if such reconstruction is even possible, would outweigh any benefit that investors may derive. The estimates necessary to prepare prior year financial statements for the successor entity would be so significant that management believes a comparative presentation would be misleading. Prior period financial information is available in the bankruptcy filings with Central District Court of California Case No. SA 98-27040-RA.

Fresh  Start  Accounting
-------------------------

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

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                         NOTES TO FINANCIAL STATEMENTS
          FROM INCEPTION (FEBRUARY 4, 2002) THROUGH DECEMBER 31, 2002

NOTE  2  -  BASIS  OF  PRESENTATION  (CONTINUED)

Transfer of Assets to Successor Company
---------------------------------------

Assets were transferred at historical carrying values and postpetition liabilities were assumed as required by the bankruptcy confirmation plan.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use  of  Estimates
------------------

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates have been made by management with respect to the timing and amount of collection of future cash flows from non-performing credit card loan portfolios. Among other things, the estimated future cash flows of the portfolios are used to recognize impairment in the purchased loan portfolios. Management reviews the estimate of future collections, and it is reasonably possible that these estimates may change based on actual results and other factors. A change could be material to the financial statements.

Purchased  Loan  Portfolios
---------------------------

Purchased loan portfolios consisted primarily of non-performing credit card accounts. For substantially all the Company's acquired portfolios, future cash flows cannot be reasonably estimated in order to record an accretable yield consistently. Therefore, the Company utilizes the cost recovery method as required by AICPA Practice Bulletin 6. Application of the cost recovery method requires that any amounts received be applied first against the recorded amount of the portfolios; when that amount has been reduced to zero, any additional amounts received are recognized as net revenue. Acquired portfolios are initially recorded at their respective costs, and no accretable yield is recorded on the accompanying balance sheet.

The Company provides a valuation allowance for acquired loan portfolios when the present value of expected future cash flows do not exceed the carrying values of the portfolios.

Over the life of the portfolio, the Company's management continues to review the carrying values of each loan for impairment. If net estimated cash flows fall below the carrying value of the related portfolio, the valuation allowance is adjusted accordingly. Adjustments to the valuation allowance are recorded in the statement of operations as a provision for losses on loan portfolios.

Cash  and  Cash  Equivalents
----------------------------

PCM LLC defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances at one bank in amounts which exceeded federally insured limits by approximately $1,109,000 as of December 31, 2002. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                         NOTES TO FINANCIAL STATEMENTS
          FROM INCEPTION (FEBRUARY 4, 2002) THROUGH DECEMBER 31, 2002

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

Long-term assets of PCM LLC are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2002, management expects these assets to be fully recoverable.

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

FAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, provides specific guidance on how to identify the accounting acquirer in a business combination, provides specific criteria for recognizing intangible assets apart from goodwill and requires additional financial statement disclosures regarding business combinations. FAS 141 will impact the Company's accounting for any business combinations it may enter into in the future. However, FAS 141's adoption did not have an impact on the Company's financial condition or results of operations.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                         NOTES TO FINANCIAL STATEMENTS
          FROM INCEPTION (FEBRUARY 4, 2002) THROUGH DECEMBER 31, 2002

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                         NOTES TO FINANCIAL STATEMENTS
          FROM INCEPTION (FEBRUARY 4, 2002) THROUGH DECEMBER 31, 2002

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

December 31, 2002. The Company has adopted the disclosure requirement of FIN 45 and does not expect the impact of the fair market value requirement to have a material impact on its financial condition or results of operations of the Company.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". The statement allows for the Company's current method of accounting for stock options to continue. Effective for interim periods beginning after December 15, 2002, disclosure will be required for information on the fair value of stock options and the effect on earnings per share (in tabular form) for both interim and annual reports. The Company will comply with this pronouncement beginning in 2003. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.


NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of December 31, 2002 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate the fair value. The fair value of purchased loan portfolios was determined based on both market pricing and discounted expected cash flows. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at December 31, 2002 was 20%. The estimated fair value of loan portfolios was $15,000,000 at December 31, 2002.


     NOTE 6 - PURCHASED LOAN PORTFOLIOS

     The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at December 31, 2002 totaled approximately $1.1 billion.

     The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the present value of the estimated amount of money expected to be collected, a valuation allowance is recognized in the amount of such impairment.

     The carrying amount of loans included in the accompanying balance sheet at December 31, 2002 is as follows:

Unrecovered cost balance,
  beginning of period             $    10,236,158
Valuation allowance,
  beginning of period                  (5,472,952)
                                  ----------------
Net balance, beginning of period        4,763,206
Net portfolio activity                   (719,012)
                                  ----------------
Net balance, end of period        $     4,044,194
                                  ================

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                         NOTES TO FINANCIAL STATEMENTS
          FROM INCEPTION (FEBRUARY 4, 2002) THROUGH DECEMBER 31, 2002

NOTE 6 - PURCHASED LOAN PORTFOLIOS (CONTINUED)

The activity in the loan portfolios in the accompanying financial statements for the period ended December 31, 2002 is as follows:

Purchases of loan portfolios       $          4,789,018
Collections on loan portfolios               (7,452,236)
Sales of loan portfolios                     (1,355,595)
Revenue recognized on collections             2,317,707
Revenue recognized on sales                     982,094
                                   ---------------------
Net portfolio activity                         (719,012)
                                   =====================


The valuation allowance related to the loan portfolios at December 31, 2002 is as follows:

Valuation allowance, beginning of period  $        5,472,952
Change in valuation allowance                              -
                                          ------------------
Valuation allowance, end of period        $        5,472,952
                                          ==================


NOTE 7 - OTHER RECEIVABLES

Other receivables consist of December 2002 collections on portfolios received by a third party collection agency. This amount of $47,615 was remitted to the Company in January 2003.


NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 is as follows:

Office furniture and equipment  $             269,685
Computer equipment                            465,994
Leasehold improvements                         36,981
                                ---------------------
  Totals                                      772,660
Less accumulated depreciation                 193,697
                                ---------------------
  Property and equipment, net                 578,963
                                =====================

Depreciation expense for the period ended December 31, 2002 amounted to $193,697.


NOTE  9  -  PRE-PETITION  CLAIMS

Under the Reorganization Plan, PCM LLC was required to pay certain allowed pre-petition claims and professional fees totaling to approximately $1,400,000 of which $884,274 remained outstanding at inception (February 4, 2002). At December 31, 2002, all of these claims had been paid or settled except for approximately $54,000 which was related primarily to operating expenses of $30,000 and professional fees of $24,000. At December 31, 2002, the Company has approximately $140,000 accrued to cover the pre-petition claims and related expenses.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                         NOTES TO FINANCIAL STATEMENTS
          FROM INCEPTION (FEBRUARY 4, 2002) THROUGH DECEMBER 31, 2002

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES

Lease  Commitments
------------------

The Company currently leases office space in Anaheim, California under a non-cancelable five year operating lease. Under the lease agreement, PCM LLC must pay a basic monthly rental charge plus a portion of the building's common area expenses.

Future minimum lease commitments as of December 31, 2002 are as follows:

      Year ending
     December 31,
     -------------
           2003                       $297,000
           2004                        305,000
           2005                        314,000
           2006                        295,000
     Thereafter                              -

Rental expense for the period ending December 31, 2002 was $350,000.

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

Consent Decree - Fair Credit Reporting Act
------------------------------------------

In February 2001, a Consent Decree was entered in United States District Court in an action United States of America v. Performance Capital Management, Inc. (One of the entities that formed Performance Capital Management, LLC, see Note
1). Under the terms of the Consent Decree, PCM, INC had a civil penalty pursuant to Section 621 (a) of the Fair Credit Reporting Act, 15 U.S.C. 1681s(a) of $2,000,000 waived. The Consent Decree basically had PCM INC and its successors agree to follow the provisions of the Fair Credit Reporting Act. The Consent Decree ordered, among other specifics, that PCM INC and its successors, officers, employees, et al, are: 1.) enjoined from failing to report correct delinquency dates to consumer reporting agencies; 2.) enjoined from failing to properly investigate consumer disputes and verify, correct or delete the reporting of such information to consumer reporting agencies within the time set forth in the Fair Credit Reporting Act; 3.) enjoined from failing to report accounts as "disputed" to consumer reporting agencies when consumers dispute accounts either in writing, orally, or by electronic means; and 4) enjoined from failing to comply in any other respect with the Fair Credit Reporting Act.

The Consent Decree provides for a period of three years access to the business, all computerized databases, right to inspect and copy all relevant documents and the right to interview officers and employees.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                         NOTES TO FINANCIAL STATEMENTS
          FROM INCEPTION (FEBRUARY 4, 2002) THROUGH DECEMBER 31, 2002

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Claims
------

PCM LLC is involved in various legal actions primarily arising from PCM INC and the partnerships' Chapter 11 filing. Many of these issues have been resolved by settlement agreements. PCM LLC management has actively resolved these actions. At February 4, 2002, a provision was established of $200,000. At December 31, 2002 the remaining balance of this provision is $51,800 which is included in the pre-petition claims on the accompanying balance sheet.

In December 2002, a bankruptcy claim totaling approximately $170,000 was brought to the attention of the Company. This claim was not on the final claims list filed with the court. PCM LLC's Management intends to contest this claim vigorously. However, management believes the potential range of a loss would be between zero and $75,000 and has accrued $60,000 for it as of December 31, 2002.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                         NOTES TO FINANCIAL STATEMENTS
          FROM INCEPTION (FEBRUARY 4, 2002) THROUGH DECEMBER 31, 2002

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

The selection and hiring of Moore Stephens Wurth Frazer and Torbet, LLP by our Board was previously reported in a Form 8-K dated February 4, 2002 and filed on April 2, 2003.


                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

The information required by Item 9 is incorporated herein by reference to the our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2002.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

The information required by Item 10 is incorporated herein by reference to the our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2002.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED  SECURITY  HOLDER  MATTERS
----------------------------------

The information required by Item 11 is incorporated herein by reference to the our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2002.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

The information required by Item 12 is incorporated herein by reference to the our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2002.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
-------  -------------------------------------------------------------------------------------------------
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


 10.1**  Lease Agreement

10.2***  Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and
         David J. Caldwell

10.3***  Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and
         William D. Constantino

10.4***  Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and
         Darren S. Bard

10.5***  Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and
         Wendy L. Curran

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

** Filed on April 25, 2003 as an exhibit to Performance Capital Management, LLC's report on Form 10-QSB for the period ended March 31, 2002 and incorporated herein by reference.

*** Filed on April 25, 2003 as an exhibit to Performance Capital Management, LLC's report on Form 10-QSB for the period ended September 30, 2002 and incorporated herein by reference.


REPORTS  ON  FORM  8-K

On April 2, 2003, we filed a report on Form 8-K dated February 4, 2002. The report contained an Item 1 disclosure regarding a change in control, an Item 2 disclosure regarding the acquisition of assets, an Item 4 disclosure regarding the hiring of our principal independent accountants and an Item 7 disclosure consisting of an audited consolidated Balance Sheet and accompanying notes as of February 4, 2002 (inception) and a list of exhibits.

ITEM  14:  DISCLOSURE  CONTROLS  AND  PROCEDURES
------------------------------------------------

(a)  Evaluation  of  disclosure  controls  and  procedures.

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 (c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-KSB, have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b)  Changes  in  internal  controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 PERFORMANCE CAPITAL MANAGEMENT, LLC


                 By:   /s/  David J. Caldwell           Date:  April 25, 2003
                    ---------------------------              ----------------
                    David J. Caldwell
                    Chief Operations Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                        TITLE                                 DATE
--------------------------  ------------------------------------  --------------

By:  /s/ David J. Caldwell  Chief Operations Officer (Principal   April 25, 2003
--------------------------  Executive Officer)                    --------------
   David J. Caldwell


By:  /s/  Larisa Gadd       Co-Chairperson of the Board           April 23, 2003
--------------------------                                        --------------
   Larisa Gadd


By:  /s/  Lester T. Bishop  Co-Chairperson of the Board           April 23, 2003
--------------------------                                        --------------
   Lester T. Bishop


By:  /s/  Larry C. Smith    Director                              April 23, 2003
--------------------------                                        --------------
   Larry C. Smith


By:  /s/ David Barnhizer    Director                              April 23, 2003
--------------------------                                        --------------
   David Barnhizer


By:  /s/  Rodney Woodworth  Director                              April 23, 2003
--------------------------                                        --------------
   Rodney Woodworth


By:  /s/  Sanford Lakoff    Director                              April 23, 2003
--------------------------                                        --------------
   Sanford Lakoff


By:  /s/  Robert R. Price   Director                              April 23, 2003
--------------------------                                        --------------
   Robert R. Price


By:  /s/  Edward M. Rucker  Accounting Manager (Principal         April 25, 2003
--------------------------  Financial Officer)                    --------------
   Edward M. Rucker

                                 CERTIFICATIONS
                                 --------------

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, David J. Caldwell, certify that:

1. I have reviewed this annual report on Form 10-KSB of Performance Capital Management, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  April 25, 2003                              /s/  David  J.  Caldwell
      ---------------                            ------------------------------
                                                 David  J.  Caldwell
                                                 Chief  Operations  Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Edward M. Rucker, certify that:

1. I have reviewed this annual report on Form 10-KSB of Performance Capital Management, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  April 25, 2003                              /s/  Edward  M.  Rucker
      ---------------                            ------------------------------
                                                 Edward  M.  Rucker
                                                 Accounting  Manager

                                                 EXHIBIT INDEX
                                                 -------------



EXHIBIT
NUMBER   DESCRIPTION
-------  -------------------------------------------------------------------------------------------------
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

 10.1**  Lease Agreement

10.2***  Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and
         David J. Caldwell

10.3***  Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and
         William D. Constantino

10.4***  Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and
         Darren S. Bard

10.5***  Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and
         Wendy L. Curran

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

** Filed on April 25, 2003 as an exhibit to Performance Capital Management, LLC's report on Form 10-QSB for the period ended March 31, 2002 and incorporated herein by reference.

*** Filed on April 25, 2003 as an exhibit to Performance Capital Management, LLC's report on Form 10-QSB for the period ended September 30, 2002 and incorporated herein by reference.