Form 10QSB
period 2003-03-31
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2003-05-20
CIK 1221170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended     March 31, 2003
                                                 -----------------------

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


       ____________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2003, the issuer had 571,550 LLC Units issued and outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes  [ ]  No  [X]

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2003


PART I  - FINANCIAL INFORMATION                                             PAGE

Item 1    Financial Statements

          Accountants' Review Report . . . . . . . . . . . . . . . . . . . . .1

          Balance Sheet as of March 31, 2003 (unaudited) and December
          31, 2002 (audited) . . . . . . . . . . . . . . . . . . . . . . . . .2

          Statements of Operations for the three months ended March 31,
          2003 and the period from February 4, 2002 (Inception) to
          March 31, 2002 (unaudited) . . . . . . . . . . . . . . . . . . . . .3

          Statements of Members' Equity for the three months ended
          March 31, 2003 (unaudited) and the year ended December 31,
          2002 (audited) . . . . . . . . . . . . . . . . . . . . . . . . . . .4

          Statements of Cash Flows for the three months ended
          March 31, 2003 and the period from February 4, 2002 (Inception)
          to March 31, 2002 (unaudited). . . . . . . . . . . . . . . . . . . .5

          Notes to the Financial Statements (unaudited). . . . . . . . . . . .6

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . . 16

Item 3    Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . 20

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

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



[MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]



To  the  Board  of  Directors
Performance  Capital  Management,  LLC
Anaheim,  California

We have reviewed the accompanying balance sheet of Performance Capital Management, LLC as of March 31, 2003, and the related statements of operations, members' equity and cash flows for the three months ended March 31, 2003 and the period from inception (February 4, 2002) through March 31, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Performance Capital Management, LLC.

A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Performance Capital Management, LLC as of December 31, 2002, and the related statements of operations, members' equity and cash flows for the period from inception (February 4, 2002) through December 31, 2002 (not presented herein); and in our report dated March 20, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Moore Stephens Wurth Frazer And Torbet, LLP

May 12, 2003
City of Industry, California

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                                 BALANCE SHEETS
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
                  (See Independent Accountants' Review Report)
                  --------------------------------------------


                                                     March 31,   December 31,
                                                       2003          2002
                                                    (unaudited)   (audited)
                                                    -----------  -------------
                                 ASSETS
                                 ------

     Cash and cash equivalents                      $ 1,685,785  $     850,139
     Restricted cash                                     21,408         21,395
     Other receivables                                   37,815         47,615
     Contract receivable                                103,048              -
     Purchased loan portfolios, net                   2,815,179      4,044,194
     Property and equipment, net                        531,136        578,963
     Deposits                                            56,588         56,588
     Prepaid expenses and other assets                   97,724         69,187
                                                    -----------  -------------

            Total assets                            $ 5,348,683  $   5,668,081
                                                    ===========  =============



                     LIABILITIES AND MEMBERS' EQUITY
                     -------------------------------

LIABILITIES:
     Accounts payable                               $   174,718  $     130,421
     Pre-petition claims                                107,685        139,737
     Accrued liabilities                                492,329        502,279
     Income taxes payable                                19,538         16,590
                                                    -----------  -------------
          Total liabilities                             794,270        789,027

COMMITMENTS AND CONTINGENCIES                                 -              -

MEMBERS' EQUITY                                       4,554,413      4,879,054
                                                    -----------  -------------

            Total liabilities and members' equity   $ 5,348,683  $   5,668,081
                                                    ===========  =============

         The accompanying notes are an integral part of this statement.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND FROM
                 FEBRUARY 4, 2002 (INCEPTION) TO MARCH 31, 2002
                  (See Independent Accountants' Review Report)
                  --------------------------------------------


                                                  March 31,     March 31,
                                                     2003         2002
                                                 (unaudited)   (unaudited)
                                                 ------------  -----------
  REVENUES:
       Portfolio collections                     $ 2,639,618   $1,210,119
       Portfolio sales                               345,961       60,843
                                                 ------------  -----------
            Total revenues                         2,985,579    1,270,962
       Less portfolio basis recovery               1,578,966      899,587
                                                 ------------  -----------

  NET REVENUES                                     1,406,613      371,375
                                                 ------------  -----------

  OPERATING COSTS AND EXPENSES:
       Salaries and benefits                       1,120,108      797,977
       General and administrative                    545,693      384,012
       Depreciation                                   51,501       34,387
                                                 ------------  -----------
            Total operating costs and expenses     1,717,302    1,216,376
                                                 ------------  -----------

  LOSS FROM OPERATIONS                              (310,689)    (845,001)
                                                 ------------  -----------

  OTHER INCOME (EXPENSE):
       Reorganization costs                          (23,523)     (53,598)
       Interest income                                 1,935       25,257
       Other income                                   10,584       12,902
                                                 ------------  -----------
            Total other expense, net                 (11,004)     (15,439)
                                                 ------------  -----------

  LOSS BEFORE INCOME TAX PROVISION                  (321,693)    (860,440)

  INCOME TAX PROVISION                                 2,948        2,948
                                                 ------------  -----------

  NET LOSS                                       $  (324,641)  $ (863,388)
                                                 ============  ===========

         The accompanying notes are an integral part of this statement.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                          STATEMENTS OF MEMBERS' EQUITY
                  (See Independent Accountants' Review Report)
                  --------------------------------------------

                                                                               Total
                                               Unreturned     Accumulated     Members'
                                                 Capital        Deficit        Equity
                                              -------------  -------------  -------------
Balance, February 4, 2002                     $ 38,116,880   $(18,239,185)  $ 19,877,695

Distribution to investors                      (12,000,000)             -    (12,000,000)

Net loss                                                 -       (863,388)      (863,388)
                                              -------------  -------------  -------------

Balance, March 31, 2002                         26,116,880    (19,102,573)     7,014,307

Net loss                                                 -     (2,135,253)    (2,135,253)
                                              -------------  -------------  -------------

Balance, December 31, 2002                      26,116,880    (21,237,826)     4,879,054

Net loss                                                 -       (324,641)      (324,641)
                                              -------------  -------------  -------------

Balance, March 31, 2003                       $ 26,116,880   $(21,562,467)  $  4,554,413
                                              =============  =============  =============

         The accompanying notes are an integral part of this statement.

                                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                                           STATEMENTS OF CASH FLOWS
                                 FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND
                             FROM FEBRUARY 4, 2002 (INCEPTION) TO MARCH 31, 2002
                                 (See Independent Accountants' Review Report)
                                 --------------------------------------------

                                                                           March 31, 2003    March 31, 2002
                                                                            (unaudited)       (unaudited)
                                                                          ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $      (324,641)  $      (863,388)
     Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
               Depreciation                                                        51,501            34,387
               Decrease in other receivable                                         9,800            84,211
               Increase in contract receivable                                   (103,048)
               Increase in other current assets                                   (28,537)          (38,615)
               Decrease in loan portfolios                                      1,229,015           199,536
               Increase (decrease) in accounts payable                             44,297           (65,833)
               Decrease in pre-petition claims                                    (32,052)           (2,394)
               (Decrease) increase in accrued liabilities                          (9,950)           64,602
               Increase in income taxes payable                                     2,948             2,948
                                                                          ----------------  ----------------
                    Net cash provided by (used in) operating activities           839,333          (584,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                           (3,674)                -

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distribution to investors                                                          -       (12,000,000)
                                                                          ----------------  ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           835,659       (12,584,546)

CASH AND CASH EQUIVALENTS, beginning of period                                    871,534        15,529,574
                                                                          ----------------  ----------------

CASH AND CASH EQUIVALENTS, end of period                                  $     1,707,193   $     2,945,028
                                                                          ================  ================

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

     Income taxes paid                                                    $             -   $        10,874
                                                                          ================  ================

     Interest paid                                                        $             -   $             -
                                                                          ================  ================

         The accompanying notes are an integral part of this statement.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------


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

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------


NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS  (CONTINUED)

Pre-Petition  Operations
------------------------

At all times before the bankruptcy, Vincent Galewick was the sole or controlling shareholder of PCM INC and PDI which served as general partner of the limited partnerships (PAM, PAMII, PAMIII, PAMIV, and PAMV). A total of approximately
$57.4 million was raised over the period 1991 to 1994 by selling limited partnership interests in PAM, PAMII, PAMIII, PAMIV, and PAMV. Approximately $8.7 million was deducted for brokerage and organizational expenses. Approximately $49 million was used to purchase non-performing credit card loan portfolios. These portfolios were typically purchased by the limited partnerships from PCM INC. PCM INC also collected the portfolios under joint venture agreements between itself and the limited partnerships.

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
                     =============  ===================

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

The Reorganization Plan calls for distributions to be made first to the LLC Members to the extent of and in proportion to their unreturned Capital Contributions; and thereafter to the LLC Members in proportion to their respective percentage ownership interest.

The combination of the Partnerships and PCM INC is summarized as follows (in thousands):

                                   PAM      PAMII     PAMIII    PAMIV      PAMV     PCM INC     Total
                                -----------------------------------------------------------------------
Sale of Limited
  Partnership Units             $  5,205   $ 7,670   $ 9,990   $28,595   $ 5,965   $      -   $ 57,425

Distributions
  to Investors                    (3,704)   (4,137)   (3,719)   (6,920)     (829)         -    (19,309)
                                -----------------------------------------------------------------------

Unreturned Capital                 1,501     3,533     6,271    21,675     5,136          -     38,116

Accumulated Deficit                 (288)   (1,333)   (2,424)   (9,330)   (2,561)    (2,302)   (18,238)
                                -----------------------------------------------------------------------

Cash and Net Assets
  Transferred to PCM LLC        $  1,213   $ 2,200   $ 3,847   $12,345   $ 2,575   $ (2,302)    19,878
                                ============================================================
-------------------------------------------------------------------------------------------------------

2002 Distribution to Investors                                                                 (12,000)

Net Loss For The Year Ended
  December 31, 2002                                                                             (2,999)
                                                                                              ---------

Members' Equity PCM, LLC
  at December 31, 2002                                                                           4,879

Net Loss For The Three Months
  Ended March 31, 2003                                                                            (325)
                                                                                              ---------

Members' Equity PCM, LLC
  at March 31, 2003                                                                           $  4,554
                                                                                              =========

Performance Asset Management Fund III, Ltd. and Performance Asset Management Fund IV, Ltd., were reporting entities under the Securities Exchange Act of 1934. PAM, PAMII, PAMV, and PCM INC were not reporting entities. It has been determined that Performance Capital Management, LLC is a "successor company" under rule 12g-3 of the Securities Exchange Act of 1934, and therefore is subject to the reporting requirements of the Securities Exchange Act of 1934. PCM LLC's LLC units are not publicly traded securities. The Reorganization Plan placed certain restrictions on the transfer of members' interests.


NOTE  2  -  BASIS  OF  PRESENTATION

Reporting  Entity
-----------------

The Company is a successor entity of six companies emerging from bankruptcy (see
Note 1). The accompanying balance sheets, statements of operations, members' equity, and cash flows include balances and transactions since the emergence from bankruptcy.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------


NOTE  2  -  BASIS  OF  PRESENTATION  (CONTINUED)

Transfer  of  Assets  to  Successor  Company
--------------------------------------------

Assets were transferred at historical carrying values and post-petition liabilities were assumed as required by the bankruptcy confirmation plan.


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

Over the life of the portfolio, the Company's management continues to review the carrying values of each portfolio for impairment. If net estimated cash flows fall below the carrying value of the related portfolio, the valuation allowance is adjusted accordingly. Adjustments to the valuation allowance are recorded in the statement of operations as a provision for losses on loan portfolios.

Cash  and  Cash  Equivalents
----------------------------

PCM LLC defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances which exceeded federally insured limits by approximately $1,845,000 as of March 31, 2003. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------


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

Long-term assets of PCM LLC are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2003, management expects these assets to be fully recoverable.

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

Proceeds from strategic sales of purchased loan portfolios, net of cost basis recovery, are recorded as net revenue when received.

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

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------


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

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------


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


NOTE  5  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of March 31, 2003 and 2002 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate the fair value. The fair value of purchased loan portfolios was determined based on both market pricing and discounted expected cash flows. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at March 31, 2003 and December 31, 2002 was 20%. The estimated fair value of loan portfolios was $16,600,000 and $15,000,000 at March 31, 2003 and December 31, 2002, respectively.


NOTE  6  -  PURCHASED  LOAN  PORTFOLIOS

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at March 31, 2003 and December 31, 2002 totaled approximately $1.1 billion and $1.1 billion, respectively.

The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the discounted present value of the estimated amount of money expected to be collected, a valuation allowance is recognized in the amount of such impairment.

The carrying amount of loans included in the accompanying balance sheets are as follows:

                                        As of                As of
                                    March 31, 2003     December 31, 2002
                                  ------------------  -------------------
Unrecovered cost balance,
  beginning of period             $       9,517,146   $       10,236,158
Valuation allowance,
  beginning of period                    (5,472,952)          (5,472,952)
                                  ------------------  -------------------
Net balance, beginning of period          4,044,194            4,763,206
Net portfolio activity                   (1,229,015)            (719,012)
                                  ------------------  -------------------
Net balance, end of period        $       2,815,179   $        4,044,194
                                  ==================  ===================

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------


NOTE 6 - PURCHASED LOAN PORTFOLIOS (CONTINUED)

The activity in the loan portfolios in the accompanying financial statements is as follows:

                                        Three months        From February 4,
                                           ended          2002 (Inception) to
                                       March 31, 2003       March 31, 2002
                                   ---------------------  ------------------

Purchases of loan portfolios       $            349,951   $         700,050
Collections on loan portfolios               (2,639,618)         (1,210,120)
Sales of loan portfolios                       (345,961)            (60,843)
Revenue recognized on collections             1,351,509             349,352
Revenue recognized on sales                      55,104              22,024
                                   ---------------------  ------------------
Net portfolio activity             $         (1,229,015)  $        (199,537)
                                   =====================  ==================


The valuation allowance related to the loan portfolios in the accompanying financial statements are as follows:

                                                As of              As of
                                           March 31, 2003    December 31, 2002
                                          -----------------  ------------------

Valuation allowance, beginning of period  $       5,472,952  $        5,472,952
Change in valuation allowance                             -                   -
                                          -----------------  ------------------
Valuation allowance, end of period        $       5,472,952  $        5,472,952
                                          =================  ==================


NOTE  7  -  OTHER  RECEIVABLES

Other receivables consist of collections on portfolios received by a third party collection agency.


NOTE  8  -  CONTRACT RECEIVABLE

The Company has a contract receivable related to the sale of loan portfolios from a third party in the amount of $103,048 as of March 31, 2003. This contract is non-interest bearing and payable in six equal monthly installments commencing on April 15, 2003 and is secured by a letter of credit.


NOTE  9  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  is  as  follows:

                                      As of               As of
                                  March 31, 2003    December 31, 2002
                                ------------------  ------------------

Office furniture and equipment  $          272,111  $          269,685
Computer equipment                         467,242             465,994
Leasehold improvements                      36,982              36,981
                                ------------------  ------------------
  Totals                                   776,335             772,660
Less accumulated depreciation              245,199             193,697
                                ------------------  ------------------
  Property and equipment, net   $          531,136  $          578,963
                                ==================  ==================

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------


NOTE  9  -  PROPERTY  AND  EQUIPMENT  (CONTINUED)

Depreciation expense for the three months ended March 31, 2003 and the period from inception (February 4, 2002) to March 31, 2002 amounted to $51,501 and $34,387 respectively.


NOTE  10  -  PRE-PETITION  CLAIMS

Under the Reorganization Plan PCM LLC was required to pay certain allowed pre-petition claims and professional fees totaling to approximately $1,400,000 of which $884,274 remained outstanding at inception (February 4, 2002). At March 31, 2003 all of these claims had been paid or settled except for approximately $28,000 which was related primarily to operating expenses. At March 31, 2003, the Company has approximately $108,000 accrued to cover the pre-petition claims and related expenses.


NOTE  11  -  COMMITMENTS  AND  CONTINGENCIES

Lease  Commitments
------------------

The Company currently leases office space in Anaheim, California under a non-cancelable five year operating lease. Under the lease agreement, PCM LLC must pay a basic monthly rental charge plus a portion of the building's common area expenses.

Future minimum lease commitments as of March 31, 2003 are as follows:

     Year ending
      March 31,
    ------------
       2004                                    $    299,000
       2005                                         307,000
       2006                                         316,000
       2007                                         214,000
       Thereafter                                         -

Rental expense for the three months ending March 31, 2003 and the period from inception (February 4, 2002) to March 31, 2002 was $77,581 and $95,069, respectively.

Purchase  Commitment
--------------------

In December 2002, the Company entered into an agreement that commits the Company to purchase loan portfolios. The initial term of the agreement is 6 months (December 2002 - May 2003) and the Company has the right to extend the term for an additional 6 months if it expresses the desire to do so by April 15, 2003. Under the terms of the agreement the Company will pay 5% of the "Approximate Current Balance", as defined in the agreement. The "Approximate Current Balances" purchased in December 2002 through March 2003 and April through May 2003 was approximately $7,146,200 and $3,453,900 respectively. The amounts paid for these purchases in December 2002 through March 2003 and April through May 2003 was approximately $357,000 and $172,700 respectively. The Company did not exercise its option to extend the term of the agreement.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Claims
------

PCM LLC is involved in various legal actions primarily arising from PCM INC and the partnerships' Chapter 11 filing. Many of these issues have been resolved by settlement agreements. PCM LLC management has actively resolved these actions. At March 31, 2003, the Company has accrued approximately $108,000 to cover these pre-petition claims and related expenses.

In December 2002, a bankruptcy claim totaling approximately $170,000 was brought to the attention of the Company. This claim was not on the final claims list filed with the court. PCM LLC's Management intends to contest this claim vigorously. However, management believes the potential range of a loss would be between zero and $75,000 and has accrued $60,000 for it as of March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB, and specifically in "Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "expects," "may," "will," "intends," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by Performance Capital Management, LLC. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this report on Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes and the other financial information appearing elsewhere in this report and with the financial information contained in our Form 10-KSB filed with the Securities and Exchange Commission on April 28, 2003.

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

BASIS  OF  PRESENTATION

We present our financial statements based on our emergence from bankruptcy being treated as the inception of our business. In our emergence from bankruptcy, we succeeded to the assets and liabilities of six entities that were in bankruptcy. The equity owners of these entities approved a reorganization plan under which the owners of these six entities agreed to receive ownership interests in Performance Capital Management, LLC, in exchange for their ownership interests in the predecessor entities. As discussed in more detail in Note 2 to our audited financial statements contained in our annual report for 2002 on Form 10-KSB, we do not present comparative financial information for the predecessor entities in bankruptcy because we believe it would be prohibitively expensive, if not impossible, to reconstruct accurate accrual-based consolidated financial information for the six entities that were in bankruptcy, and any financial statements developed for prior bankrupt periods would not provide meaningful information sufficient to justify the cost.

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

OPERATING  RESULTS

COMPARISON OF RESULTS FOR THE QUARTER ENDED MARCH 31, 2003, TO THE PERIOD FROM FEBRUARY 4, 2002, TO MARCH 31, 2002

The following discussion compares our results from the quarter ended March 31, 2003, to the period from February 4, 2002, to March 31, 2002. We generally refer to the approximately two-month period in February and March of 2002 as the comparable period for the prior year. The comparable period from 2002 is not a full quarter because we present our financial statements based on our February 4, 2002, emergence from bankruptcy being treated as the inception of our business. As you read the following discussion, please keep in mind that the comparable period for the prior year covers a time period slightly less than two-thirds that of the first quarter of 2003.

Our net loss decreased to approximately $325,000 for the quarter ended March 31, 2003, from approximately $863,000 for the comparable period for the prior year. Our operating activities provided cash of approximately $839,000 for the quarter ended March 31, 2003, as compared to using cash of approximately $585,000 for the comparable period for the prior year.

Revenue
-------

Our net revenues increased to approximately $1.4 million for the quarter ended March 31, 2003, from approximately $371,000 for the comparable period for the prior year. The following table presents a comparison of the components of our revenues for the quarter ended March 31, 2003, to the comparable period for the prior year, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                   Total              Collections             Sales
                                 ---------       --------------------  ------------------
                            3/31/03    3/31/02    3/31/03    3/31/02    3/31/03   3/31/02
                           ---------  ---------  ---------  ---------  ---------  -------
                             ($ in millions)        ($ in millions)      ($ in millions)

  Total revenues           $    3.0   $    1.3   $    2.6   $    1.3   $    0.4         *
  Less basis recovery          (1.6)      (0.9)      (1.3)      (0.9)      (0.3)        *
                           ---------  ---------  ---------  ---------  ---------
  Net revenues             $    1.4   $    0.4   $    1.3   $    0.4   $    0.1         *
                           =========  =========  =========  =========  =========

  Net revenue percentage       47.1%      29.2%      51.2%      28.9%      15.9%        *

* De minimis amounts of sales revenue for period ended March 31, 2002, included with collections revenue.

Portfolio collections continue to provide most of our total and net revenues. We showed substantial improvements in both total revenues and net revenues from portfolio collections. Our total revenues from portfolio collections increased principally due to increased efficiency in collection procedures. Our net revenues from portfolio collections (as well as the corresponding percentage of net revenues to total revenues) increased principally due to maintaining collection trends on our older portfolios with low or fully - amortized cost basis while simultaneously exploiting our new portfolios. We anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

Operating  Expenses
-------------------

Our total operating costs and expenses increased to approximately $1.7 million for the quarter ended March 31, 2003, from approximately $1.2 million for the comparable period for the prior year. Taking into account the shorter time period in 2002, our operating costs and expenses remained about the same. Our ratio of operating costs and expenses to total revenues decreased to 57.5% for the quarter ended March 31, 2003, from approximately 95.7% for the comparable period for the prior year. This improvement was due principally to improved collection performance. Our general and administration expenses increased to approximately $546,000 for the quarter ended March 31, 2003, from approximately $384,000 for the comparable period for the prior year. Our salaries and benefits expenses increased to approximately $1.1 million for the quarter ended March 31, 2003, from approximately $798,000 for the comparable period for the prior year. Taking into account the shorter time period in 2002, both of these expense categories remained about the same. Our operating expenses may increase somewhat in 2003, but at this time we do not expect these increases to be substantial.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our cash and cash equivalents increased approximately $836,000 during the quarter ended March 31, 2003, to a balance of approximately $1.7 million at March 31, 2003. During the quarter ended March 31, 2003, our portfolio collections and sales generated approximately $3.0 million of cash, and we used approximately $1.8 million for operating and other activities and approximately $350,000 to purchase new portfolios.

During the three-month period ended March 31, 2003, we made progress toward, but did not achieve results consistent with, our business plan: to recover the cost we pay for our portfolios, pay our collecting and operating costs and still have a profit. While an improvement over the previous three-month period, our cost recovery of approximately $1.6 million plus our operating and other expenses of approximately $1.7 million exceeded our collections and sales of approximately $3.0 million by approximately $311,000. On a cash basis, our collections and sales of approximately $3.0 million exceeded our new portfolio acquisitions of approximately $350,000 plus our cash operating and other costs of approximately $1.8 million. This cash increase of approximately $836,000 was principally due to our decision to build cash at this time rather than aggressively acquire new portfolios. We acquired a substantial amount of new portfolios during the second half of 2002, and in the first quarter of 2003 we focused on improving our liquidity following those acquisitions so that we can begin to make distributions to our unit holders. Our portfolio acquisition strategy for 2003 will depend principally on market conditions.

During the quarter ended March 31, 2003, we believe we continued to improve the balance between our new and old portfolios. In addition, we believe that our procedures to ensure that our collectors continue to focus collection efforts on older portfolios that still have returns to yield, rather than focusing just on the most recently acquired portfolios, have begun to show results. We had a successful first quarter from a cash flow standpoint, and we made substantial progress toward achieving results consistent with our business plan.

Our portfolios provide our principal source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. Our estimate of the fair value of our portfolios at March 31, 2003, increased $1.6 million to $16.6 million from $15.0 million at December 31, 2002. At the same time, the cost basis of our portfolios decreased to approximately $2.8 million at March 31, 2003, from approximately $4.0 million at December 31, 2002. Our estimate of fair value increased despite this decline in cost basis because we believe recently purchased portfolios will provide better collection ratios than some of the older portfolios we inherited from our PAM Fund predecessors and because newly acquired portfolios generally provide an increase in fair value substantially greater than the increase in cost basis recorded on our balance sheet. We believe portfolio cost basis will continue to decline in the near term because we do not expect the magnitude of new portfolio acquisitions to be as large in 2003 as it was in 2002. Due to factors such as the fair value of a new portfolio being greater than its purchase price, the availability of new portfolios, market pricing conditions for new portfolios and the timing of distributions to our members, we believe it is difficult to assess whether the fair value of our portfolios will also decrease.

We used a discount rate of 20% to determine the fair values of our portfolios at March 31, 2003, and December 31, 2002. The following table sets forth alternative estimates of fair value if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

                                                         March 31, 2003   December 31, 2002
                                                         ---------------  ------------------
            Higher collection risk (25% discount rate)   $  15.5 million  $     14.2 million
            Assumed collection risk (20% discount rate)  $  16.6 million  $     15.0 million
            Lower collection risk (15% discount rate)    $  18.0 million  $     15.9 million

Our estimates of fair values also would change if we revised our projections of the magnitude and timing of future collections. Because of the inherent uncertainty associated with predicting future events, our determinations of fair value at any particular point in time are only estimates, and actual fair value could ultimately vary significantly from our estimate.

We plan to realize the difference between fair value and cost basis over time as we collect our portfolios. We generally collect our portfolios over periods of time ranging from three to seven years, with the bulk of a portfolio's yield coming in the first three years we collect it. If we succeed in collecting our portfolios and realize the difference between fair value and cost basis of our portfolios, we will recover the cost we paid for them, pay our collection and operating costs, and still have excess cash. In the near term we plan to use some of our cash collections representing cost basis recovery to make distributions to our members and interest holders. Ultimately we plan to generate excess cash and use some of it to make distributions to our members and interest holders. We made our first distribution of $135,000 (not counting the initial $12 million distribution made shortly after emergence from bankruptcy) during the second quarter of 2003, based on cash collected through March 31, 2003.

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

                           PART II - OTHER INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  -------------------------------------------------------------------------------------------
   99.1  Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2  Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



(b)  REPORTS  ON  FORM  8-K

No  reports on Form 8-K were filed during the three months ended March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PERFORMANCE CAPITAL MANAGEMENT, LLC


      May 19, 2003                         By:  /s/ David J. Caldwell
------------------------                        --------------------------------
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



Date: May 19, 2003                         /s/ David J. Caldwell
      ------------                       ---------------------------
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



Date: May 19, 2003                         /s/ Edward M. Rucker
      ------------                       ---------------------------
                                         Edward M. Rucker
                                         Accounting Manager

                                  EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION
-------  -------------------------------------------------------------------------------------------
   99.1  Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2  Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002