Form 10QSB
period 2003-06-30
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2003-08-14
CIK 1221170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   June 30, 2003
                                         -----------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from__________ to __________

             Commission file number:   0 - 50235
                                     ---------------


                      PERFORMANCE CAPITAL MANAGEMENT, LLC
                      -----------------------------------
        (Exact name of small business issuer as specified in its charter)

            California                              03-0375751
   ------------------------------        ---------------------------------
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


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003, the issuer had 571,550 LLC Units issued and outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2003



PART I - FINANCIAL INFORMATION                                           PAGE

Item 1     Financial Statements

           Independent Accountants' Review Report . . . . . . . . . . .     1

           Balance Sheets as of June 30, 2003 (unaudited) and
           December 31, 2002 (audited). . . . . . . . . . . . . . . . .     2

           Statements of Operations for the three months ended
           June 30, 2003 and 2002, the six months ended
           June 30, 2003, and the period from February 4, 2002
           (Inception) to June 30, 2002 (unaudited) . . . . . . . . . .     3

           Statements of Members' Equity for the six months ended
           June 30, 2003 (unaudited) and  the year ended
           December 31, 2002 (audited). . . . . . . . . . . . . . . . .     4

           Statements of Cash Flows for the six months ended
           June 30, 2003, and the period from
           February 4, 2002 (Inception) to June 30, 2002 (unaudited). .     5

           Condensed Notes to the Financial Statements (unaudited). . .     6

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . . . . . . .    13

Item 3     Controls and Procedures. . . . . . . . . . . . . . . . . . .    19

PART II - OTHER INFORMATION

Item 1     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .    20

Item 4     Submission of Matters to a Vote of Security Holders. . . . .    20

Item 5     Other Information. . . . . . . . . . . . . . . . . . . . . .    20

Item 6     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    21

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS



[MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]


                     Independent Accountants' Review Report


To the Board of Directors
Performance Capital Management, LLC
Anaheim, California

We have reviewed the accompanying balance sheet of Performance Capital Management, LLC, as of June 30, 2003, and the related statements of operations for the three and six months ended June 30, 2003, the three months ended June 30, 2002, and the period from inception (February 4, 2002) through June 30, 2002 and the related statements of members' equity and cash flows for the six months ended June 30, 2003 and the period from inception (February 4, 2002) through June 30, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Performance Capital Management, LLC.

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


/s/ Moore Stephens Wurth Frazer And Torbet, LLP


August 5, 2003
City of Industry, California

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                                 BALANCE SHEETS
                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
                  (See Independent Accountants' Review Report)
                  --------------------------------------------


                                                               December 31,
                                              June 30, 2003        2002
                                               (unaudited)      (audited)
                                             ---------------  --------------
                                     ASSETS
                                     ------

  Cash and cash equivalents                  $     1,733,739  $      850,139
  Restricted cash                                     21,408          21,395
  Other receivables                                   33,881          47,615
  Note receivable                                     51,524               -
  Purchased loan portfolios, net                   2,240,621       4,044,194
  Property and equipment, net                        479,459         578,963
  Deposits                                            56,588          56,588
  Prepaid expenses and other assets                   85,872          69,187
                                             ---------------  --------------

      Total assets                           $     4,703,092  $    5,668,081
                                             ===============  ==============



                        LIABILITIES AND MEMBERS' EQUITY
                        -------------------------------

LIABILITIES:
  Accounts payable                           $        89,634  $      130,421
  Pre-petition claims                                120,000         139,737
  Accrued liabilities                                341,185         502,279
  Income taxes payable                                 5,895          16,590
                                             ---------------  --------------
    Total liabilities                                556,714         789,027

COMMITMENTS AND CONTINGENCIES                              -               -

MEMBERS' EQUITY                                    4,146,378       4,879,054
                                             ---------------  --------------

      Total liabilities and members' equity  $     4,703,092  $    5,668,081
                                             ===============  ==============

         The accompanying notes are an integral part of this statement.

                                         PERFORMANCE CAPITAL MANAGEMENT, LLC

                                              STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002, THE SIX MONTHS ENDED
                  JUNE 30, 2003, AND THE PERIOD FROM FEBRUARY 4, 2002 (INCEPTION) TO JUNE 30, 2002
                                    (See Independent Accountants' Review Report)
                                    --------------------------------------------

                                          For the three    For the three        For the six        From February 4,
                                          months ended      months ended       months ended      2002 (inception) to
                                          June 30, 2003    June 30, 2002       June 30, 2003        June 30, 2002
                                           (unaudited)      (unaudited)         (unaudited)           (unaudited)
                                         ---------------  ---------------  ---------------------  ------------------
REVENUES:
  Portfolio collections                  $    2,367,483   $    1,871,287   $          5,007,101   $       3,081,406
  Portfolio sales                               159,763          864,769                505,724             925,612
                                         ---------------  ---------------  ---------------------  ------------------
    Total revenues                            2,527,246        2,736,056              5,512,825           4,007,018
  Less portfolio basis recovery               1,124,448        1,377,856              2,703,414           2,277,443
                                         ---------------  ---------------  ---------------------  ------------------

NET REVENUES                                  1,402,798        1,358,200              2,809,411           1,729,575
                                         ---------------  ---------------  ---------------------  ------------------

OPERATING COSTS AND EXPENSES:
  Salaries and benefits                       1,060,572        1,039,355              2,180,680           1,837,332
  General and administrative                    530,238          467,866              1,075,931             851,878
  Depreciation                                   51,677           52,902                103,178              87,289
                                         ---------------  ---------------  ---------------------  ------------------
    Total operating costs and expenses        1,642,487        1,560,123              3,359,789           2,776,499
                                         ---------------  ---------------  ---------------------  ------------------

LOSS FROM OPERATIONS                           (239,689)        (201,923)              (550,378)         (1,046,924)
                                         ---------------  ---------------  ---------------------  ------------------

OTHER INCOME (EXPENSE):
  Reorganization costs                          (24,497)         (30,863)               (48,020)            (84,461)
  Interest income                                 3,914            9,038                  5,850              34,295
  Other income (expense)                         (9,304)           8,266                  1,280              21,168
                                         ---------------  ---------------  ---------------------  ------------------
    Total other expense, net                    (29,887)         (13,559)               (40,890)            (28,998)
                                         ---------------  ---------------  ---------------------  ------------------

LOSS BEFORE INCOME TAX PROVISION               (269,576)        (215,482)              (591,268)         (1,075,922)

INCOME TAX PROVISION                              4,547              752                  7,496               3,700
                                         ---------------  ---------------  ---------------------  ------------------

NET LOSS                                 $     (274,123)  $     (216,234)  $           (598,764)  $      (1,079,622)
                                         ===============  ===============  =====================  ==================

                  The accompanying notes are an integral part of this statement.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                          STATEMENTS OF MEMBERS' EQUITY
                   (See Independent Accountants' Review Report)
                   --------------------------------------------


                                                                       Total
                                       Unreturned     Accumulated     Members'
                                         Capital        Deficit        Equity
                                      -------------  -------------  -------------
                                       (unaudited)    (unaudited)    (unaudited)
Balance, February 4, 2002 (audited)   $ 38,116,880   $(18,239,185)  $ 19,877,695

Distribution to investors              (12,000,000)             -    (12,000,000)

Net loss                                         -     (1,079,622)    (1,079,622)
                                      -------------  -------------  -------------

Balance, June 30, 2002                  26,116,880    (19,318,807)     6,798,073

Net loss                                         -     (1,919,019)    (1,919,019)
                                      -------------  -------------  -------------

Balance, December 31, 2002 (audited)    26,116,880    (21,237,826)     4,879,054

Distribution to investors                 (133,912)                     (133,912)

Net loss                                         -       (598,764)      (598,764)
                                      -------------  -------------  -------------

Balance, June 30, 2003                $ 25,982,968   $(21,836,590)  $  4,146,378
                                      =============  =============  =============

         The accompanying notes are an integral part of this statement.

                         PERFORMANCE CAPITAL MANAGEMENT, LLC

                            STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND
          THE PERIOD FROM FEBRUARY 4, 2002 (INCEPTION) TO JUNE 30, 2002
                  (See Independent Accountants' Review Report)
                  --------------------------------------------

                                                       For the six    From February 4,
                                                       months ended  2002 (inception) to
                                                      June 30, 2003     June 30, 2002
                                                       (unaudited)       (unaudited)
                                                     ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $     (598,764)  $   (1,079,622)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation                                          103,178           87,289
      Decrease in other receivables                          13,734           91,059
      Increase in note receivable                           (51,524)               -
      Increase in prepaid expenses and other assets         (16,685)         (29,868)
      Decrease in loan portfolios                         1,803,573        1,085,268
      Decrease in deposits                                        -           22,167
      Increase (decrease) in accounts payable               (40,787)          (3,175)
      Decrease in pre-petition claims                       (19,737)        (264,056)
      (Decrease) increase in accrued liabilities           (161,094)         136,379
      (Decrease) increase in income taxes payable           (10,695)           5,895
                                                     ---------------  ---------------
        Net cash provided by operating activities         1,021,199           51,336

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                        (3,674)          (8,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to investors                                (133,912)     (12,000,000)
                                                     ---------------  ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     883,613      (11,957,122)

CASH AND CASH EQUIVALENTS, beginning of period              871,534       15,529,574
                                                     ---------------  ---------------

CASH AND CASH EQUIVALENTS, end of period             $    1,755,147   $    3,572,452
                                                     ===============  ===============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Income taxes paid                                  $            -   $       11,720
                                                     ===============  ===============

  Interest paid                                      $            -   $            -
                                                     ===============  ===============

          The accompanying notes are an integral part of this statement.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                  CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------

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

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                  CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------

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
                     =============  ===================

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                  CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

The Reorganization Plan calls for distributions to be made first to the LLC Members to the extent of and in proportion to their unreturned Capital Contributions; and thereafter to the LLC Members in proportion to their respective percentage ownership interest.

The combination of the Partnerships and PCM INC is summarized as follows (in thousands):

                                            PAM      PAMII     PAMIII    PAMIV      PAMV     PCM INC    Total
                                          --------  --------  --------  --------  --------  ---------  --------
Sale of Limited
    Partnership Units                     $ 5,205   $ 7,670   $ 9,990   $28,595   $ 5,965   $     -   $ 57,425

Distributions
    to Investors                           (3,704)   (4,137)   (3,719)   (6,920)     (829)        -    (19,309)
                                          --------  --------  --------  --------  --------  --------  ---------

Unreturned Capital                          1,501     3,533     6,271    21,675     5,136          -    38,116

Accumulated Deficit                          (288)   (1,333)   (2,424)   (9,330)   (2,561)    (2,302)  (18,238)
                                          --------  --------  --------  --------  --------  ---------  --------

Cash and Net Assets
    Transferred to PCM LLC                $ 1,213   $ 2,200   $ 3,847   $12,345   $ 2,575   $(2,302)    19,878
                                          ========  ========  ========  ========  ========  ========

2002 Distribution to Investors                                                                         (12,000)

Net Loss For The Year Ended
    December 31, 2002                                                                                   (2,999)
                                                                                                      ---------

Members' Equity PCM, LLC
    at December 31, 2002                                                                                 4,879

2003 Distribution to Investors                                                                            (134)

Net Loss For The Six Months
    Ended June 30, 2003                                                                                   (599)
                                                                                                      ---------

Members' Equity PCM, LLC
    at June 30, 2003                                                                                  $  4,146
                                                                                                      =========

Performance Asset Management Fund III, Ltd. and Performance Asset Management Fund IV, Ltd., were reporting entities under the Securities Exchange Act of 1934. PAM, PAMII, PAMV, and PCM INC were not reporting entities. It has been determined that Performance Capital Management, LLC is a "successor company" under rule 12g-3 under the Securities Exchange Act of 1934, and therefore is subject to the reporting requirements of the Securities Exchange Act of 1934. PCM LLC's LLC units are not publicly traded securities. The Reorganization Plan placed certain restrictions on the transfer of members' interests.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                  CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------

NOTE 2 - BASIS OF PRESENTATION

Interim Condensed Financial Statements
--------------------------------------

These interim condensed financial statements have been prepared using generally accepted accounting principles in the United States. The interim financial statements include all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for fair presentation of the financial results for interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's annual audited financial statements. Reference should be made to those statements included with the Company's annual report filed on Form 10-KSB.

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

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                  CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Over the life of the portfolio, the Company's management continues to review the carrying values of each loan for impairment. If the present value of expected future cash flows falls below the carrying value of the related portfolio, the valuation allowance is adjusted accordingly. Adjustments to the valuation allowance are recorded in the statement of operations as a provision for losses on loan portfolios.

Revenue  Recognition
--------------------

Revenue is accounted for using the cost recovery method of accounting in accordance with Practice Bulletin No. 6, "Amortization of Discounts on Certain Acquired Loans". Under the cost recovery method of accounting, all cash receipts relating to individual loan portfolios are applied first to recover the cost of the portfolios, prior to recognizing any net revenue. Cash receipts in excess of cost of purchased loan portfolios are then recognized as net revenue.

Loan portfolio sales occur after the initial portfolio analysis is performed and the loan portfolio is acquired. Portfolios sold typically do not meet PCM LLC's targeted collection characteristics or are located in geographic areas where PCM LLC is not licensed to collect. Loan portfolios sold are valued at the lower of cost or market.

Proceeds from strategic sales of portions of purchased loan portfolios in excess of their cost basis are recorded as net revenue when received.


NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of June 30, 2003 and 2002 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate the fair value. The fair value of purchased loan portfolios was determined based on both market pricing and discounted expected cash flows. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at June 30, 2003 and December 31, 2002 was 20%. The estimated fair value of loan portfolios was $15,900,000 and $15,000,000 at June 30, 2003 and December 31, 2002, respectively.


NOTE 5 - PURCHASED LOAN PORTFOLIOS

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at June 30, 2003 and December 31, 2002 totaled approximately $1.1 billion.

The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the estimated amount of money expected to be collected, a valuation allowance is recognized in the amount of such impairment.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                  CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------

NOTE 5 - PURCHASED LOAN PORTFOLIOS (CONTINUED)

The carrying amount of loans included in the accompanying balance sheets are as follows:

                                       As of               As of
                                   June 30, 2003     December 31, 2002
                                  ----------------  -------------------
Unrecovered cost balance,
  beginning of period             $     9,517,146   $       10,236,158
Valuation allowance,
  beginning of period                  (5,472,952)          (5,472,952)
                                  ----------------  -------------------
Net balance, beginning of period        4,044,194            4,763,206
Net portfolio activity                 (1,803,573)            (719,012)
                                  ----------------  -------------------
Net balance, end of period        $     2,240,621   $        4,044,194
                                  ================  ===================


The activity in the loan portfolios in the accompanying financial statements is as follows:

                                    Three months    Three months        Six months       From February 4,
                                       ended            ended              ended        2002 (Inception) to
                                    June 30, 2003   June 30, 2002      June 30, 2003       June 30, 2002
                                   --------------  --------------  --------------------  ------------------
Purchased loan portfolios                549,890         492,125               899,841          1,192,175
Collections on loan portfolios        (2,367,483)     (1,871,287)           (5,007,101)        (3,081,406)
Sales of loan portfolios                (159,763)       (864,769)             (505,724)          (925,612)
Revenue recognized on collections      1,392,762         524,431             2,744,271            873,782
Revenue recognized on sales               10,036         833,769                65,140            855,793
                                   --------------  --------------  --------------------  -----------------
Net portfolio activity                  (574,558)       (885,731)           (1,803,573)        (1,085,268)
                                   ==============  ==============  ====================  =================

The valuation allowance related to the loan portfolios had a balance of $5,472,952 at June 30, 2003 and December 31, 2002.


NOTE  6  -  PRE-PETITION  CLAIMS

Under the Reorganization Plan PCM LLC was required to pay certain allowed pre-petition claims and professional fees totaling to approximately $1,400,000 of which $884,274 remained outstanding at inception (February 4, 2002). At June 30, 2003 all of these claims had been paid or settled except for approximately $120,000 which was related primarily to operating expenses. At June 30, 2003, the Company has approximately $120,000 accrued to cover the pre-petition claims and related expenses.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                  CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES

Lease  Commitments
------------------

The Company currently leases office space in Anaheim, California under a non-cancelable five year operating lease. Under the lease agreement, PCM LLC must pay a basic monthly rental charge plus a portion of the building's common area expenses.

Future minimum lease commitments as of June 30, 2003 are as follows:

      Year  ending
        June  30,
        ---------
          2004                           $301,000
          2005                           $311,000
          2006                           $318,000
          2007                           $134,000
        Thereafter                           -

Rental expense for the three months ended June 30, 2003 and 2002 amounted to $77,450 and $102,881 respectively. Rental expense for the six months ended June 30, 2003 and the period from February 4, 2002 (Inception) to June 30, 2002 amounted to $155,029 and $197,950 respectively.


Consent Decree - Fair Credit Reporting Act
------------------------------------------

In February 2001, a Consent Decree was entered in United States District Court in an action United States of America v. Performance Capital Management, Inc. (One of the entities that formed Performance Capital Management, LLC, see Note
1). Under the terms of the Consent Decree, PCM, INC had a civil penalty pursuant to Section 621 (a) of the Fair Credit Reporting Act, 15 U.S.C. 1681s(a) of $2,000,000 waived. The Consent Decree basically had PCM INC and its successors agree to follow the provisions of the Fair Credit Reporting Act. The Consent Decree ordered, among other specifics, that PCM INC and its successors, officers, employees, et al, are: 1.) enjoined from failing to report correct delinquency dates to consumer reporting agencies; 2.) enjoined from failing to properly investigate consumer disputes and verify, correct or delete the reporting of such information to consumer reporting agencies within the time set forth in the Fair Credit Reporting Act; 3.) enjoined from failing to report accounts as "disputed" to consumer reporting agencies when consumers dispute accounts either in writing, orally, or by electronic means; and 4.) enjoined from failing to comply in any other respect with the Fair Credit Reporting Act.

The Consent Decree provides for access to the business for a period of three years, including all computerized databases, right to inspect and copy all relevant documents and the right to interview officers and employees.

Claims
------

PCM LLC is involved in various legal actions primarily arising from PCM INC and the partnerships' Chapter 11 filing. As of June 30, 2003, most of these issues have been resolved by settlement agreements. PCM LLC management has actively resolved these actions. The Company has accrued approximately $120,000 as of June 30, 2003 to cover the remaining pre-petition claims and related expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB, and specifically in "Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "expects," "may," "will," "intends," "should," "plan," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by Performance Capital Management, LLC. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this report on Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

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

OPERATING RESULTS

COMPARISON OF RESULTS FOR THE QUARTERS ENDED JUNE 30, 2003, AND 2002

The following discussion compares our results for the quarter ended June 30, 2003, to the quarter ended June 30, 2002. Our net loss increased to approximately $274,000 for the quarter ended June 30, 2003, from approximately $216,000 for the quarter ended June 30, 2002.

Revenue
-------

Our net revenues were approximately $1.4 million for each of the quarters ended June 30, 2003 and 2002. The following table presents a comparison of the components of our revenues for the quarter ended June 30, 2003, to the quarter ended June 30, 2002, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                   Total              Collections             Sales
                           --------------------  --------------------  --------------------
                            6/30/03    6/30/02    6/30/03    6/30/02    6/30/03    6/30/02
                           ---------  ---------  ---------  ---------  ---------  ---------
                             ($in millions)        ($in millions)          ($in millions)

  Total revenues           $    2.5   $    2.7   $    2.4   $    1.9   $    0.2   $    0.8
  Less basis recovery          (1.1)      (1.4)      (1.0)      (1.4)      (0.2)         -
                           ---------  ---------  ---------  ---------  ---------  ---------
  Net revenues             $    1.4   $    1.4   $    1.4   $    0.5   $      -   $    0.8
                           =========  =========  =========  =========  =========  =========

  Net revenue percentage       55.5%      49.6%      58.8%      28.0%       6.3%      96.4%

Portfolio collections continue to provide most of our total revenues. We showed substantial improvements in both total revenues and net revenues from portfolio collections. Our total revenues from portfolio collections increased principally due to collections from recently purchased portfolios and increased efficiency in collection procedures for both recently purchased and older portfolios. Our net revenues from portfolio collections (as well as the corresponding percentage of net revenues to total revenues) increased principally due to maintaining collection trends on our older portfolios with low or fully-amortized cost bases while simultaneously exploiting our recently purchased portfolios.

Our total and net revenues from portfolio sales declined dramatically. During the quarter ended June 30, 2002, we sold a substantial number of old portfolios, some of whose collection lives, from our perspective, had run their course, and some to capitalize on market conditions. These old portfolio sales generated substantial net revenues because almost all of these portfolios had low or fully-amortized cost bases due to prior collection activities. These old portfolio sales resulted in unusually high net revenues for portfolio sales during the quarter ended June 30, 2002. Net revenues from portfolio sales were not as large in the quarter ended June 30, 2003, because these sales consisted principally of portions of newly acquired portfolios, which generally have high cost bases that must be recovered against sale proceeds. We anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

Operating  Expenses
-------------------

Our total operating costs and expenses increased slightly for the quarter ended June 30, 2003, although total operating costs and expenses were approximately $1.6 million for each of the quarters ended June 30, 2003 and 2002. The approximately $80,000 increase was due principally to the increase in our general and administrative expenses. Our ratio of operating costs and expenses to total revenues increased to 65.0% for the quarter ended June 30, 2003, from approximately 57.0% for the quarter ended June 30, 2002. The ratio for the quarter ended June 30, 2002, is somewhat skewed by the significant net revenues from sales of old portfolios, which we do not expect to recur at those levels. Otherwise, our ratio would have improved in 2003 from 2002, due principally to improved collection performance. Our general and administration expenses increased to approximately $530,000 for the quarter ended June 30, 2003, from approximately $468,000 for the quarter ended June 30, 2002. Our general and administrative expenses for the quarter ended June 30, 2003, include annual meeting costs that were not present in the quarter ended June 30, 2002. Our salaries and benefits expenses increased to approximately $1.1 million for the quarter ended June 30, 2003, from approximately $1.0 million for the quarter ended June 30, 2002. Although our headcount has decreased, expenses associated with bonuses due to increased productivity and with employee turnover resulted in a slight increase in our salaries and benefits expense. Our operating expenses may increase somewhat in 2003, but at this time we do not expect these increases to be substantial.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2003, TO THE PERIOD FROM FEBRUARY 4, 2002, TO JUNE 30, 2002

The following discussion compares our results from the six months ended June 30, 2003, to the period from February 4, 2002, to June 30, 2002. We generally refer to the approximately five-month period from February to June of 2002 as the comparable period for the prior year. The comparable period from 2002 is not a full six months because we present our financial statements based on our February 4, 2002, emergence from bankruptcy being treated as the inception of our business. As you read the following discussion, please keep in mind that the comparable period for the prior year covers a time period of just under five months, about one month less than the six-month period ended June 30, 2003.

Our net loss decreased to approximately $599,000 for the six months ended June 30, 2003, from approximately $1.1 million for the comparable period for the prior year. Our operating activities provided cash of approximately $1.0 million for the six months ended June 30, 2003, as compared to providing cash of approximately $51,000 for the comparable period for the prior year.

Revenue
-------

Our net revenues increased to approximately $2.8 million for the six months ended June 30, 2003, from approximately $1.7 million for the comparable period for the prior year. The following table presents a comparison of the components of our revenues for the six months ended June 30, 2003, to the comparable period for the prior year, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                   Total              Collections             Sales
                           --------------------  --------------------  --------------------
                            6/30/03    6/30/02    6/30/03    6/30/02    6/30/03    6/30/02
                           ---------  ---------  ---------  ---------  ---------  ---------
                             ($in millions)        ($in millions)          ($in millions)

  Total revenues           $    5.5   $    4.0   $    5.0   $    3.1   $    0.5   $    0.9
  Less basis recovery          (2.7)      (2.3)      (2.3)      (2.2)      (0.4)      (0.1)
                           ---------  ---------  ---------  ---------  ---------  ---------
  Net revenues             $    2.8   $    1.7   $    2.7   $    0.9   $    0.1   $    0.8
                           =========  =========  =========  =========  =========  =========

  Net revenue percentage       51.0%      43.2%      54.8%      28.4%      12.9%      92.4%

Portfolio collections continue to provide most of our total revenues. We showed substantial improvements in both total revenues and net revenues from portfolio collections. Our total revenues from portfolio collections increased principally due to collections from recently purchased portfolios and increased efficiency in collection procedures for both recently purchased and older portfolios. Our net revenues from portfolio collections (as well as the corresponding percentage of net revenues to total revenues) increased principally due to maintaining collection trends on our older portfolios with low or fully-amortized cost bases while simultaneously exploiting our recently purchased portfolios.

Although our total revenues from portfolio sales declined somewhat, our net revenues from portfolio sales declined dramatically. During the quarter ended June 30, 2002, we sold a substantial number of old portfolios, some of whose collection lives, from our perspective, had run their course, and some to capitalize on market conditions. These old portfolio sales generated substantial net revenues because almost all of these portfolios had low or fully-amortized cost bases due to prior collection activities. These old portfolio sales resulted in unusually high net revenues for portfolio sales, principally during the quarter ended June 30, 2002. Net revenues from portfolio sales were not as large in the six months ended June 30, 2003, because these sales consisted principally of portions of newly acquired portfolios, which generally have high cost bases that must be recovered against sale proceeds. We anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

Operating  Expenses
-------------------

Our total operating costs and expenses increased to approximately $3.4 million for the six months ended June 30, 2003, from approximately $2.8 million for the comparable period for the prior year. Taking into account the shorter time period in the comparable period for the prior year, our total operating costs and expenses remained roughly the same. Our ratio of operating costs and expenses to total revenues decreased to 60.9% for the six months ended June 30, 2003, from approximately 69.3% for the comparable period for the prior year. The ratio for the comparable period for the prior year is somewhat skewed by the significant net revenues from sales of old portfolios, which we do not expect to recur at those levels. Otherwise, the improvement in 2003 from 2002 was due principally to improved collection performance. Our general and administration expenses increased to approximately $1.1 million for the six months ended June 30, 2003, from approximately $852,000 for the comparable period for the prior year. Our general and administrative expenses for the six months ended June 30, 2003, include annual meeting costs that were not present in the comparable period for the prior year. Our salaries and benefits expenses increased to approximately $2.2 million for the six months ended June 30, 2003, from approximately $1.8 million for the comparable period for the prior year. Although our headcount has decreased, expenses associated with bonuses due to increased productivity and with employee turnover resulted in a slight increase in our salaries and benefits expense. Our operating expenses may increase somewhat in 2003, but at this time we do not expect these increases to be substantial.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our cash and cash equivalents increased approximately $884,000 during the six months ended June 30, 2003, to a balance of approximately $1.8 million at June 30, 2003. During the six months ended June 30, 2003, our portfolio collections and sales generated approximately $5.5 million of cash, and we used approximately $3.6 million for operating and other activities, approximately $900,000 to purchase new portfolios and approximately $135,000 for distributions to unit holders.

During the six-month period ended June 30, 2003, we continued making progress toward, but did not achieve results consistent with, our business plan: to recover the cost we pay for our portfolios, pay our collecting and operating costs and still have a profit. Our cost basis recovery of approximately $2.7 million plus our operating and other expenses of approximately $3.4 million exceeded our total revenues from collections and sales of approximately $5.5 million by approximately $550,000. On a cash basis, our collections and sales of approximately $5.5 million exceeded the sum of our new portfolio acquisitions of approximately $900,000 plus our cash operating and other costs of approximately $3.6 million plus distributions of $135,000. This cash increase of approximately $884,000 was principally due to our decision to build cash at this time rather than aggressively acquire new portfolios. We acquired a substantial amount of new portfolios during the second half of 2002, and in the first six months of 2003 we focused on improving our liquidity following those acquisitions so that we can sustain distributions to our unit holders while simultaneously acquiring portfolios that we believe are available on good economic terms. Our portfolio acquisition strategy for the balance of 2003 will depend principally on market conditions.

During the six months ended June 30, 2003, we believe we continued to improve the balance between our new and old portfolios. In addition, we believe that our procedures to ensure that our collectors continue to focus collection efforts on older portfolios that still have returns to yield, rather than focusing just on the most recently acquired portfolios, have begun to show results. We had a successful first six months from a cash flow standpoint, and we made substantial progress toward achieving results consistent with our business plan.

Our portfolios provide our principal source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. Our estimate of the fair value of our portfolios at June 30, 2003, increased $900,000 to $15.9 million from $15.0 million at December 31, 2002. At the same time, the cost basis of our portfolios decreased to approximately $2.2 million at June 30, 2003, from approximately $4.0 million at December 31, 2002. Our estimate of fair value increased despite this decline in cost basis because we believe recently purchased portfolios will provide better collection ratios than some of the older portfolios we inherited from our PAM Fund predecessors and because newly acquired portfolios generally provide an increase in fair value substantially greater than the increase in cost basis recorded on our balance sheet. We believe portfolio cost basis will continue to decline in the near term because we do not expect the magnitude of new portfolio acquisitions to be as large in 2003 as it was in 2002. Due to factors such as the fair value of a new portfolio being greater than its purchase price, the availability of new portfolios, market pricing conditions for new portfolios and the timing of distributions to our members, we believe it is difficult to assess whether the fair value of our portfolios will also decrease.

We used a discount rate of 20% to determine the fair values of our portfolios at June 30, 2003, and December 31, 2002. The following table sets forth alternative estimates of fair value if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

                                                   June 30, 2003   December 31, 2002
                                                  ---------------  ------------------
     Higher collection risk (25% discount rate)   $  14.8 million  $     14.2 million
     Assumed collection risk (20% discount rate)  $  15.9 million  $     15.0 million
     Lower collection risk (15% discount rate)    $  17.1 million  $     15.9 million

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

Due to factors such as the availability of new portfolios, market pricing conditions for new portfolios and the timing of distributions to our members, we may not achieve increases in fair value each quarter. The fair value of our portfolios declined during the second quarter to $15.9 million at June 30, 2003, from $16.6 million at March 31, 2003, due principally to collections outpacing new portfolio acquisitions.

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

In the near term we plan to use some of our cash collections representing cost basis recovery to make distributions to our members and interest holders. Ultimately we plan to generate cash in excess of our collection and operating costs and our cost basis recovery and to use some of the excess cash to make distributions to our members and interest holders. We have made the following distributions (not counting the initial $12 million distribution made shortly after emergence from bankruptcy) based on results through the specified quarters:

                     For the     Approximate Timing    Gross Amount of
                  Quarter Ended      of Payment       Distribution Paid
                  -------------  -------------------  -----------------

                   June 30, 2003     July 2003        $         165,000
                   March 31, 2003    April 2003       $         135,000

We do not have any lines of credit or other debt financing available to us at this time. We do not have any plans to raise equity capital. Based on our cash position and current financial resources, and assuming our operating results continue to increase at projected levels, we believe we have adequate capital resources to continue our business as presently conducted for the foreseeable future. To maximize the return on our infrastructure, we are also considering whether there might be ways to increase the volume of accounts we service other than through new portfolio acquisitions.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 2003, Michael Cushing filed a Motion for Allowance and Payment of Chapter 11 Claim with the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the "Bankruptcy Court"). The claims pertaining to Performance Capital Management, LLC amounted to $170,000 in aggregate. On March 17, 2003, we filed a motion with the Bankruptcy Court opposing the claims. A hearing was held on March 27, 2003. Following the hearing, the Bankruptcy Court issued its order providing that the period to object to claims is reopened for a period of 30 days, or until April 27, 2003. On July 3, 2003, the Bankruptcy Court issued a final order awarding Mr. Cushing a total of $170,000 in settlement of his claims. The remaining outstanding balance to be paid on this claim as of June 30, 2003, was $100,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 9, 2003, we held our annual meeting of members in Anaheim, California. At the meeting, our members were asked to vote on the election of directors to the Board of Directors. All of the directors nominated for election served as directors immediately prior to the annual meeting. The following directors were elected by our members as a result of the following votes:

DIRECTORS              VOTES "FOR" ELECTION  VOTES "WITHHELD"
---------------------  --------------------  ----------------
Class I
     Larisa Gadd                    215,831             4,756
     Rodney Woodworth               216,327             4,260
     Robert R. Price                215,980             4,607
Class II
     Lester T. Bishop               216,129             4,458
     Larry C. Smith                 216,228             4,359
     David Barnhizer                215,184             5,403
     Sanford Lakoff                 216,327             4,260

In addition to the election of directors, the following matters were voted upon at the annual meeting:

     - To approve the Second Amendment to the Operating Agreement to provide for classes and staggered terms for Performance Capital Management, LLC directors. The votes were cast as follows: 214,691 in favor of the amendment; 1,765 against the amendment; and 4,131 abstaining.

     - To ratify the board of directors' selection and appointment of Moore Stephens Wurth Frazer and Torbet, LLP, as independent auditors for Performance Capital Management, LLC for the fiscal year ending December 31, 2003. The votes were cast as follows: 216,902 in favor of ratification; 449 against ratification; and 3,236 abstaining.

No other matters were submitted to our members at the annual meeting.

ITEM 5.  OTHER INFORMATION

Effective July 14, 2003, Mr. Robert Price resigned as a director of Performance Capital Management, LLC. We intend to find someone to succeed Mr. Price as our audit committee financial expert.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------------  -----------------------------------------------------------------
99.1           Certification  of  Principal  Executive  Officer  Pursuant  to 18
               U.S.C.  Section  1350,  as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley  Act  of  2002

99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  REPORTS ON FORM 8-K

A report on Form 8-K dated February 4, 2002 was filed with the SEC on April 2, 2003. The report contained Item 1 disclosure regarding a change in control, Item 2 disclosure regarding acquisition of assets, Item 3 disclosure regarding bankruptcy proceedings, Item 4 disclosure regarding changes in independent accountants and Item 7 disclosure regarding financial statements and exhibits. The following financial statements were filed with the report: Independent Auditors' Report dated March 14, 2003; Balance Sheet as of February 4, 2002 (audited); and Notes to Financial Statement.

No other reports on Form 8-K were filed during the three months ended June 30, 2003.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PERFORMANCE CAPITAL MANAGEMENT, LLC


   August 12, 2003                    By:  /s/ David J. Caldwell
---------------------                    ---------------------------------------
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



Date:  August 12, 2003                        /s/  David J. Caldwell
      ------------------                    ------------------------------------
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



Date:  August 12, 2003                        /s/  Edward M. Rucker
      ------------------                    ------------------------------------
                                            Edward M. Rucker
                                            Accounting Manager

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------------  -----------------------------------------------------------------
99.1           Certification  of  Principal  Executive  Officer  Pursuant  to 18
               U.S.C.  Section  1350,  as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley  Act  of  2002

99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002