Form 10QSB
period 2003-09-30
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2003-11-14
CIK 1221170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   September 30, 2003
                                               ----------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from__________ to __________

             Commission file number:   0 - 50235
                                     -----------------


                         PERFORMANCE CAPITAL MANAGEMENT, LLC
                         -----------------------------------
        (Exact name of small business issuer as specified in its charter)

                California                               03-0375751
       ------------------------------             --------------------------
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


       --------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2003, the issuer had 570,916 LLC Units issued and outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003


PART I - FINANCIAL INFORMATION                                              PAGE

Item 1   Financial  Statements

         Independent Accountants' Review Report. . . . . . . . . . . . . . . .1

         Balance Sheets as of September 30, 2003 (unaudited)
         and December 31, 2002 (audited) . . . . . . . . . . . . . . . . . . .2

         Statements of Operations for the three months ended
         September 30, 2003 and 2002, the nine months ended
         September 30, 2003, and the period from February 4,
         2002 (Inception) to September 30, 2002 (unaudited). . . . . . . . . .3

         Statements of Members' Equity for the nine months ended
         September 30, 2003 (unaudited) and the year ended December
         31, 2002 (audited). . . . . . . . . . . . . . . . . . . . . . . . . .4

         Statements of Cash Flows for the nine months ended September
         30, 2003, and the period from February 4, 2002 (Inception)
         to September 30, 2002 (unaudited) . . . . . . . . . . . . . . . . . .5

         Condensed Notes to the Financial Statements (unaudited) . . . . . . .6

Item 2   Management's  Discussion and Analysis of Financial Condition
         and Results of  Operations. . . . . . . . . . . . . . . . . . . . . 14

Item 3   Controls  and  Procedures . . . . . . . . . . . . . . . . . . . . . 20

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

ITEM 1. FINANCIAL STATEMENTS



[MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]


                     Independent Accountants' Review Report



To  the  Board  of  Directors
Performance  Capital  Management,  LLC
Anaheim,  California

We have reviewed the accompanying balance sheet of Performance Capital Management, LLC, as of September 30, 2003, and the related statements of operations for the three and nine months ended September 30, 2003, the three months ended September 30, 2002 and the period from inception (February 4, 2002) through September 30, 2002 and the related statements of members' equity and cash flows for the nine months ended September 30, 2003 and the period from inception (February 4, 2002) through September 30, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Performance Capital Management, LLC.

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


/s/ Moore Stephens Wurth Frazer And Torbet, LLP


November 5, 2003
City of Industry, California

                         PERFORMANCE CAPITAL MANAGEMENT, LLC

                                   BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                    (See Independent Accountants' Review Report)
                    --------------------------------------------


                                                       September 30,   December 31,
                                                           2003            2002
                                                        (unaudited)     (audited)
                                                      ---------------  -------------
                             ASSETS
                             ------

    Cash and cash equivalents                         $     1,728,372  $     850,139
    Restricted cash                                            21,408         21,395
    Other receivables                                           9,460         47,615
    Purchased loan portfolios, net                          1,860,823      4,044,194
    Property and equipment, net                               430,254        578,963
    Deposits                                                   56,588         56,588
    Prepaid expenses and other assets                         102,056         69,187
                                                      ---------------  -------------

          Total assets                                $     4,208,961  $   5,668,081
                                                      ===============  =============


                 LIABILITIES AND MEMBERS' EQUITY
                 -------------------------------

LIABILITIES:
    Accounts payable                                  $        39,593  $     130,421
    Pre-petition claims                                        20,000        139,737
    Accrued liabilities                                       317,933        502,279
    Income taxes payable                                        8,843         16,590
                                                      ---------------  -------------
          Total liabilities                                   386,369        789,027

COMMITMENTS AND CONTINGENCIES                                                      -

MEMBERS' EQUITY                                             3,822,592      4,879,054
                                                      ---------------  -------------

          Total liabilities and members' equity       $     4,208,961  $   5,668,081
                                                      ===============  =============



             The accompanying notes are an integral part of this statement.

                                           PERFORMANCE CAPITAL MANAGEMENT, LLC

                                                STATEMENTS OF OPERATIONS
                                      (See Independent Accountants' Review Report)
                                      --------------------------------------------


                                              For the three    For the three       For the nine    From February 4,
                                              months ended     months ended        months ended  2002 (inception) to
                                              September 30,    September 30,       September 30,    September 30,
                                                  2003             2002                2003              2002
                                               (unaudited)      (unaudited)         (unaudited)      (unaudited)
                                             ---------------  ---------------  -----------------  ------------------
REVENUES:
    Portfolio collections                    $    2,351,314   $    2,153,598   $      7,358,415   $       5,234,995
    Portfolio sales                                       -           43,857            505,724             969,469
                                             ---------------  ---------------  -----------------  ------------------
        Total revenues                            2,351,314        2,197,446          7,864,139           6,204,464
    Less portfolio basis recovery                   894,837        1,534,613          3,598,251           3,812,056
                                             ---------------  ---------------  -----------------  ------------------

NET REVENUES                                      1,456,477          662,833          4,265,888           2,392,408
                                             ---------------  ---------------  -----------------  ------------------

OPERATING COSTS AND EXPENSES:
    Salaries and benefits                         1,050,518        1,022,365          3,231,198           2,859,697
    General and administrative                      497,399          486,932          1,573,330           1,338,810
    Depreciation                                     50,930           52,979            154,108             140,268
                                             ---------------  ---------------  -----------------  ------------------
        Total operating costs and expenses        1,598,847        1,562,276          4,958,636           4,338,775
                                             ---------------  ---------------  -----------------  ------------------

LOSS FROM OPERATIONS                               (142,370)        (899,443)          (692,748)         (1,946,367)
                                             ---------------  ---------------  -----------------  ------------------

OTHER INCOME (EXPENSE):
    Reorganization costs                            (17,364)         (22,026)           (65,384)           (106,487)
    Interest income                                   3,205            7,801              9,056              42,096
    Other income (expense)                            8,634           18,315              9,914              39,483
                                             ---------------  ---------------  -----------------  ------------------
        Total other expense, net                     (5,525)           4,090            (46,414)            (24,908)
                                             ---------------  ---------------  -----------------  ------------------

LOSS BEFORE INCOME TAX PROVISION                   (147,895)        (895,353)          (739,162)         (1,971,275)

INCOME TAX PROVISION                                  2,355            5,990              9,852               9,690
                                             ---------------  ---------------  -----------------  ------------------

NET LOSS                                     $     (150,250)  $     (901,343)  $       (749,014)  $      (1,980,965)
                                             ===============  ===============  =================  ==================

NET LOSS PER MEMBER
    UNIT - BASIC AND DILUTED                 $        (0.26)  $        (1.58)  $          (1.31)  $           (3.47)
                                             ===============  ===============  =================  ==================



                             The accompanying notes are an integral part of this statement.

                            PERFORMANCE CAPITAL MANAGEMENT, LLC

                               STATEMENTS OF MEMBERS' EQUITY
                        (See Independent Accountants' Review Report)
                        --------------------------------------------


                                                                                  Total
                                                 Unreturned     Accumulated     Members'
                                       Member      Capital        Deficit        Equity
                                       Units     (unaudited)    (unaudited)    (unaudited)
                                      --------  -------------  -------------  -------------

Balance, February 4, 2002 (audited)   571,550   $ 38,116,880   $(18,239,185)  $ 19,877,695

Distribution to investors                        (12,000,000)             -    (12,000,000)

Net loss                                                   -     (1,980,965)    (1,980,965)
                                      --------  -------------  -------------  -------------

Balance, September 30, 2002           571,550     26,116,880    (20,220,150)     5,896,730

Net loss                                                   -     (1,017,676)    (1,017,676)
                                      --------  -------------  -------------  -------------

Balance, December 31, 2002 (audited)  571,550     26,116,880    (21,237,826)     4,879,054

Distribution to investors                           (307,448)             -       (307,448)

Member units returned by investors       (634)

Net loss                                                   -       (749,014)      (749,014)
                                      --------  -------------  -------------  -------------

Balance, September 30, 2003           570,916   $ 25,809,432   $(21,986,840)  $  3,822,592
                                      ========  =============  =============  =============



                The accompanying notes are an integral part of this statement.

                                     PERFORMANCE CAPITAL MANAGEMENT, LLC

                                          STATEMENTS OF CASH FLOWS
                                (See Independent Accountants' Review Report)
                                --------------------------------------------


                                                                         For the nine      From February 4,
                                                                         months ended      2002 (inception)
                                                                         September 30,     to September 30,
                                                                             2003                2002
                                                                         (unaudited)         (unaudited)
                                                                      ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $        (749,014)  $      (1,980,965)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
            Depreciation                                                        154,108             140,268
            Decrease in other receivables                                        38,155              56,507
            Increase in prepaid expenses and other assets                       (32,869)            (59,237)
            Decrease in loan portfolios                                       2,183,371             871,528
            Decrease in deposits                                                      -              22,167
            Decrease in accounts payable                                        (90,828)           (144,324)
            Decrease in pre-petition claims                                    (119,737)           (672,022)
            (Decrease) increase in accrued liabilities                         (184,346)             95,871
            (Decrease) increase in income taxes payable                          (7,747)              8,843
                                                                      ------------------  ------------------
                Net cash provided by (used in) operating activities           1,191,093          (1,661,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                          (5,399)            (12,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to investors                                                 (307,448)        (12,000,000)
                                                                      ------------------  ------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         878,246         (13,673,499)

CASH AND CASH EQUIVALENTS, beginning of period                                  871,534          15,529,574
                                                                      ------------------  ------------------

CASH AND CASH EQUIVALENTS, end of period                              $       1,749,780   $       1,856,075
                                                                      ==================  ==================

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

    Income taxes paid                                                 $          18,190   $          12,000
                                                                      ==================  ==================

    Interest paid                                                     $               -   $               -
                                                                      ==================  ==================


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

Performance Asset Management Fund III, Ltd.,- (PAMIII), a California Limited Partnership, formed in 1992. Units in PAMIII were sold in a private placement offering. PAMIII raised $9,990,000 in gross proceeds from the sale of its partnership units. PAMIII was a public limited partnership that was subject to the reporting requirements of the Securities and Exchange Commission.

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

The combination of the Partnerships and PCM INC is summarized as follows (in thousands):

                                   PAM      PAMII     PAMIII    PAMIV      PAMV     PCM INC     Total
                                -----------------------------------------------------------------------
Sale of Limited
  Partnership Units             $  5,205   $ 7,670   $ 9,990   $28,595   $ 5,965   $      -   $ 57,425

Distributions
  to Investors                    (3,704)   (4,137)   (3,719)   (6,920)     (829)         -    (19,309)
                                -----------------------------------------------------------------------

Unreturned Capital                 1,501     3,533     6,271    21,675     5,136          -     38,116

Accumulated Deficit                 (288)   (1,333)   (2,424)   (9,330)   (2,561)    (2,302)   (18,238)
                                -----------------------------------------------------------------------

Cash and Net Assets
  Transferred to PCM LLC        $  1,213   $ 2,200   $ 3,847   $12,345   $ 2,575   $ (2,302)    19,878
                                ============================================================

2002 Distribution to Investors                                                                 (12,000)

Net Loss For The Year Ended
  December 31, 2002                                                                             (2,999)
                                                                                              ---------

Members' Equity PCM, LLC
  at December 31, 2002                                                                           4,879

2003 Distributions to Investors                                                                   (307)

Net Loss For The Nine Months
  Ended September 30, 2003                                                                        (749)
                                                                                              ---------

Members' Equity PCM, LLC
  at September 30, 2003                                                                       $  3,823
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

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------


NOTE  2  -  BASIS  OF  PRESENTATION

Interim  Condensed  Financial  Statements
-----------------------------------------

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

Transfer  of  Assets  to  Successor  Company
--------------------------------------------

Assets were transferred at historical carrying values and liabilities were assumed as required by the bankruptcy confirmation plan.


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

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Purchased  Loan  Portfolios  (continued)
----------------------------------------

Over the life of the portfolio, the Company's management continues to review the carrying values of each loan for impairment. If net present value of expected future cash flows falls below the carrying value of the related portfolio, the valuation allowance is adjusted accordingly. Adjustments to the valuation allowance are recorded in the statement of operations as a provision for losses on loan portfolios.

Cash  and  Cash  Equivalents
----------------------------

PCM LLC defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances which exceeded federally insured limits by approximately $1,895,000 as of September 30, 2003. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

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


NOTE  4  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of September 30, 2003 and 2002 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate the fair value. The fair value of purchased loan portfolios was determined based on both market pricing and discounted expected cash flows. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at September 30, 2003 and December 31, 2002 was 20%. The estimated fair value of loan portfolios was $15,900,000 and $15,000,000 at September 30, 2003 and December 31, 2002, respectively.


NOTE  5  -  PURCHASED  LOAN  PORTFOLIOS

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at September 30, 2003 and December 31, 2002 totaled approximately $1.1 billion.

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

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------


NOTE  5  -  PURCHASED  LOAN  PORTFOLIOS  (CONTINUED)

The carrying amount of loans included in the accompanying balance sheets are as follows:

                                         As of                 As of
                                   September 30, 2003    December 31, 2002
                                  --------------------  -------------------
Unrecovered cost balance,
  beginning of period             $         9,517,146   $       10,236,158
Valuation allowance,
  beginning of period                      (5,472,952)          (5,472,952)
                                  --------------------  -------------------
Net balance, beginning of period            4,044,194            4,763,206
Net portfolio activity                     (2,183,371)            (719,012)
                                  --------------------  -------------------
Net balance, end of period        $         1,860,823   $        4,044,194
                                  ====================  ===================


The activity in the loan portfolios in the accompanying financial statements is as follows:

                                    Three months     Three months        Nine months       From February 4,
                                       ended            ended               ended        2002 (Inception) to
                                   Sept. 30, 2003   Sept. 30, 2002     Sept. 30, 2003       Sept. 30, 2002
                                   ---------------  ---------------  --------------------  -----------------
Purchased loan portfolios          $      515,039   $    1,748,354   $         1,414,880   $      2,940,528
Collections on loan portfolios         (2,351,314)      (2,153,589)           (7,358,415)        (5,234,995)
Sales of loan portfolios                        -          (43,857)             (505,724)          (969,469)
Revenue recognized on collections       1,456,477          648,747             4,200,748          1,522,529
Revenue recognized on sales                     -           14,086                65,140            869,879
                                   ---------------  ---------------  --------------------  -----------------
Net portfolio activity             $     (379,798)  $      213,741   $        (2,183,371)  $       (871,528)
                                   ===============  ===============  ====================  =================


The valuation allowance related to the loan portfolios had a balance of $5,472,952 at September 30, 2003 and December 31, 2002.

NOTE  6  -  OTHER  RECEIVABLES

Other receivables consist of collections on portfolios received by a third party collection agency.

NOTE  7  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  is  as  follows:

                                      As of                 As of
                                September 30, 2003    December 31, 2002
                                -------------------  -------------------

Office furniture and equipment  $           273,835  $           269,685
Computer equipment                          467,242              465,994
Leasehold improvements                       36,982               36,981
                                -------------------  -------------------
  Totals                                    778,059              772,660
Less accumulated depreciation               347,805              193,697
                                -------------------  -------------------
  Property and equipment, net   $           430,254  $           578,963
                                ===================  ===================

Depreciation expense for the three months ended September 30, 2003 and 2002 amounted to $50,930 and $52,979 respectively. Depreciation expense for the nine months ended September 30, 2003 and the period from February 4, 2002 (Inception) to September 30, 2002 amounted to $154,108 and $140,268 respectively.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------


NOTE  8  -  PRE-PETITION  CLAIMS

Under the Reorganization Plan PCM LLC was required to pay certain allowed pre-petition claims and professional fees totaling to approximately $1,400,000 of which $884,274 remained outstanding at inception (February 4, 2002). At
September 30, 2003 all of these claims had been paid or settled except for approximately $20,000 which was related primarily to operating expenses. At September 30, 2003, the Company has approximately $20,000 accrued to cover the pre-petition claims and related expenses.

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES

Lease  Commitments
------------------

The Company currently leases office space in Anaheim, California under a non-cancelable five year operating lease. Under the lease agreement, PCM LLC must pay a basic monthly rental charge plus a portion of the building's common area expenses.

Future minimum lease commitments as of September 30, 2003 are as follows:

     Year ending
    September 30,
    -------------
         2004                            $ 303,000
         2005                              313,000
         2006                              320,000
         2007                               54,000
      Thereafter                                 -

Rental expense for the three months ended September 30, 2003 and 2002 amounted to $77,460 and $76,154 respectively. Rental expense for the nine months ended September 30, 2003 and the period from February 4, 2002 (Inception) to September 30, 2002 amounted to $232,490 and $274,104 respectively.

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

Claims
------

PCM LLC is involved in various legal actions primarily arising from PCM INC and the partnerships' Chapter 11 filing. As of September 30, 2003, most of these issues have been resolved by settlement agreements. PCM LLC management has actively resolved these actions. The Company has accrued approximately $20,000 as of September 30, 2003 to cover the remaining pre-petition claims and related expenses.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                  --------------------------------------------


NOTE 10  -  EARNINGS  PER  MEMBER  UNIT

Basic and diluted earnings per member unit are calculated based on the weighted average number of member units issued and outstanding (571,550 for the nine months ended September 30, 2003 and the period from February 4, 2002 (Inception) to September 30, 2002.

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

OPERATING  RESULTS

COMPARISON OF RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 2003, AND 2002

The  following  discussion  compares our results for the quarter ended September
30, 2003, to the quarter ended September 30, 2002. Our net loss decreased to approximately $150,000 for the quarter ended September 30, 2003, from approximately $901,000 for the quarter ended September 30, 2002.

Revenue
-------

Our net revenues increased to approximately $1.5 million for the quarter ended September 30, 2003, from approximately $663,000 for the quarter ended September 30, 2002. The following table presents a comparison of the components of our revenues for the quarter ended September 30, 2003, to the quarter ended September 30, 2002, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                    Total               Collections             Sales
                                    -----               -----------             -----
                              9/30/03    9/30/02    9/30/03    9/30/02    9/30/03    9/30/02
                             ---------  ---------  ---------  ---------  ---------  ---------
                               ($ in millions)        ($ in millions)       ($ in millions)

     Total revenues          $    2.4   $    2.2   $    2.4   $    2.2   $      --  $      --
     Less basis recovery         (0.9)      (1.5)      (0.9)      (1.5)         --         --
                             ---------  ---------  ---------  ---------  ---------  ---------
     Net revenues            $    1.5   $    0.7   $    1.5   $    0.7   $      --  $      --
                             =========  =========  =========  =========  =========  =========

     Net revenue percentage      61.9%      30.2%      61.9%      30.1%       0.0%      32.1%

Portfolio collections continue to provide most of our total revenues. We showed substantial improvements in both total revenues and net revenues from portfolio collections. Our total revenues from portfolio collections increased principally due to collections from recently purchased portfolios and increased efficiency in collection procedures for both recently purchased and older portfolios. Our net revenues from portfolio collections (as well as the corresponding percentage of net revenues to total revenues) increased principally due to maintaining collection trends on our older portfolios with low or fully-amortized cost bases while simultaneously exploiting portfolios purchased during the second half of 2002. We have almost completely recovered the cost basis of a number of these recently purchased portfolios, and we expect them to begin generating net revenues over the next three to nine months.

We had no revenues from portfolio sales for the quarter ended September 30, 2003, and our total and net revenues from portfolio sales for the quarter ended September 30, 2002, were not particularly significant. We anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

Operating  Expenses
-------------------

Our total operating costs and expenses increased slightly for the quarter ended September 30, 2003, although total operating costs and expenses were approximately $1.6 million for each of the quarters ended September 30, 2003 and 2002. The increase was due principally to the increase in our salaries and benefits expenses. Our ratio of operating costs and expenses to total revenues decreased to 67.9% for the quarter ended September 30, 2003, from approximately

71.1% for the quarter ended September 30, 2002. Our ratio improved due principally to improved collection performance. Our salaries and benefits expenses increased to approximately $1.1 million for the quarter ended September 30, 2003, an increase of approximately $28,000 from the quarter ended September 30, 2002. Although our headcount has decreased, expenses associated with bonuses due to increased productivity and an increase in medical benefits resulted in a slight increase in our salaries and benefits expense. Our operating expenses may increase somewhat in the coming year, but at this time we do not expect these increases to be substantial.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003, TO THE PERIOD FROM FEBRUARY 4, 2002, TO SEPTEMBER 30, 2002

The following discussion compares our results from the nine months ended September 30, 2003, to the period from February 4, 2002, to September 30, 2002. We generally refer to the approximately eight-month period from February to September of 2002 as the comparable period for the prior year. The comparable period from 2002 is not a full nine months because we present our financial statements based on our February 4, 2002, emergence from bankruptcy being treated as the inception of our business. As you read the following discussion, please keep in mind that the comparable period for the prior year covers a time period of just under eight months, about one month less than the nine-month period ended September 30, 2003.

Our net loss decreased to approximately $749,000 for the nine months ended September 30, 2003, from approximately $2.0 million for the comparable period for the prior year. Our operating activities provided cash of approximately $1.2 million for the nine months ended September 30, 2003, as compared to using cash of approximately $1.7 million for the comparable period for the prior year.

Revenue
-------

Our net revenues increased to approximately $4.3 million for the nine months ended September 30, 2003, from approximately $2.4 million for the comparable period for the prior year. The following table presents a comparison of the components of our revenues for the nine months ended September 30, 2003, to the comparable period for the prior year, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                Total             Collections              Sales
                                -----             -----------              -----
                         9/30/03    9/30/02    9/30/03    9/30/02    9/30/03    9/30/02
                        ---------  ---------  ---------  ---------  ---------  ---------
                           ($ in millions)       ($ in millions)       ($ in millions)

Total revenues          $    7.9   $    6.2   $    7.4   $    5.2   $    0.5   $    1.0
Less basis recovery         (3.6)      (3.8)      (3.2)      (3.7)      (0.4)      (0.1)
                        ---------  ---------  ---------  ---------  ---------  ---------
Net revenues            $    4.3   $    2.4   $    4.2   $    1.5   $    0.1   $    0.9
                        =========  =========  =========  =========  =========  =========

Net revenue percentage      54.2%      38.6%      57.1%      29.1%      12.9%      89.7%

Portfolio collections continue to provide most of our total revenues. We showed substantial improvements in both total revenues and net revenues from portfolio collections. Our total revenues from portfolio collections increased principally due to collections from recently purchased portfolios and increased efficiency in collection procedures for both recently purchased and older portfolios. Our net revenues from portfolio collections (as well as the corresponding percentage of net revenues to total revenues) increased principally due to maintaining collection trends on our older portfolios with low or fully-amortized cost bases while simultaneously exploiting portfolios purchased during the second half of 2002. We have almost completely recovered the cost basis of a number of these recently purchased portfolios, and we expect them to begin generating net revenues over the next three to nine months.

Although our total revenues from portfolio sales declined somewhat, our net revenues from portfolio sales declined dramatically. During the quarter ended June 30, 2002, we sold a substantial number of old portfolios, some of whose collection lives, from our perspective, had run their course, and some to capitalize on market conditions. These old portfolio sales generated substantial net revenues because almost all of these portfolios had low or fully-amortized cost bases due to prior collection activities. These old portfolio sales resulted in unusually high net revenues for portfolio sales, principally during the quarter ended June 30, 2002. Net revenues from portfolio sales were not as large in the nine months ended September 30, 2003, because these sales consisted principally of portions of newly acquired portfolios, which generally have high cost bases that must be recovered against sale proceeds. We anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

Operating  Expenses
-------------------

Our total operating costs and expenses increased to approximately $5.0 million for the nine months ended September 30, 2003, from approximately $4.3 million for the comparable period for the prior year. Taking into account the shorter time period in the comparable period for the prior year, our total operating costs and expenses remained roughly the same. Our ratio of operating costs and expenses to total revenues decreased to 63.0% for the nine months ended September 30, 2003, from approximately 69.9% for the comparable period for the prior year. The ratio for the comparable period for the prior year is somewhat skewed by the significant net revenues from sales of old portfolios, which we do not expect to recur at those levels. Otherwise, the improvement in 2003 from 2002 was due principally to improved collection performance. Our general and administration expenses increased to approximately $1.6 million for the nine months ended September 30, 2003, from approximately $1.3 million for the comparable period for the prior year. Our general and administrative expenses for the nine months ended September 30, 2003, include annual meeting costs that were not present in the comparable period for the prior year, and we experienced increased costs sending privacy notices required by the Gramm-Leach-Bliley Act. Our salaries and benefits expenses increased to approximately $3.2 million for the nine months ended September 30, 2003, from approximately $2.9 million for the comparable period for the prior year. Although our headcount has decreased, expenses associated with bonuses due to increased productivity and with employee turnover resulted in a slight increase in our salaries and benefits expense. Our operating expenses may increase somewhat in the coming year, but at this time we do not expect these increases to be substantial.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our cash and cash equivalents increased approximately $878,000 during the nine months ended September 30, 2003, to a balance of approximately $1.7 million at September 30, 2003. During the nine months ended September 30, 2003, our portfolio collections and sales generated approximately $7.9 million of cash, and we used approximately $5.3 million for operating and other activities, approximately $1.4 to purchase new portfolios and approximately $300,000 for distributions to unit holders.

During the nine-month period ended September 30, 2003, we continued making progress toward, but did not achieve results consistent with, our business plan: to recover the cost we pay for our portfolios, pay our collecting and operating costs and still have a profit. Our cost basis recovery of approximately $3.6 million plus our operating and other expenses of approximately $5.0 million exceeded our total revenues from collections and sales of approximately $7.9 million by approximately $749,000. On a cash basis, our collections and sales of approximately $7.9 million exceeded the sum of our new portfolio acquisitions of approximately $1.4 million plus our cash operating and other costs of approximately $5.3 million plus distributions of $300,000. This cash increase of approximately $878,000 was principally due to our decision to build cash at this time rather than aggressively acquire new portfolios. We acquired a substantial amount of new portfolios during the second half of 2002, and in the first nine months of 2003 we focused on improving our liquidity following those acquisitions so that we can sustain distributions to our unit holders while simultaneously acquiring portfolios that we believe are available on good economic terms. Our portfolio acquisition strategy for the coming year will depend principally on market conditions.

During the nine months ended September 30, 2003, we believe we continued to improve the balance between our new and old portfolios. In addition, we believe that our procedures to ensure that our collectors continue to focus collection efforts on older portfolios that still have returns to yield, rather than focusing just on the most recently acquired portfolios, have begun to show results. We had a successful first nine months from a cash flow standpoint, and we made substantial progress toward achieving results consistent with our business plan.

Our portfolios provide our principal long-term source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. Our estimate of the fair value of our portfolios at September 30, 2003, increased
$900,000 to $15.9 million from $15.0 million at December 31, 2002. At the same time, the cost basis of our portfolios decreased to approximately $1.9 million at September 30, 2003, from approximately $4.0 million at December 31, 2002. Our estimate of fair value increased despite this decline in cost basis because we believe recently purchased portfolios will provide better collection ratios than some of the older portfolios we inherited from our PAM Fund predecessors, because newly acquired portfolios generally provide an increase in fair value substantially greater than the increase in cost basis recorded on our balance sheet and because improved collection procedures have extended the collection lives of some of our older portfolios. We believe portfolio cost basis will continue to decline in the near term because we do not expect the magnitude of new portfolio acquisitions to be as large in 2003 as it was in 2002. Due to factors such as the fair value of a new portfolio being greater than its purchase price, the availability of new portfolios, market pricing conditions for new portfolios and the timing of distributions to our members, we believe it is difficult to assess whether the fair value of our portfolios will also decrease.

We used a discount rate of 20% to determine the fair values of our portfolios at September 30, 2003, and December 31, 2002. The following table sets forth alternative estimates of fair value if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

                                                    September 30, 2003   December 31, 2002
                                                    -------------------  ------------------

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

Due to factors such as the availability of new portfolios, market pricing conditions for new portfolios and the timing of distributions to our members, we may not achieve increases in fair value each quarter. The fair value of our portfolios declined from $16.6 million at March 31, 2003, to $15.9 million at June 30, 2003, and September 30, 2003, due principally to collections outpacing new portfolio acquisitions.

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

               For the        Approximate Timing   Gross Amount of
            Quarter Ended         of Payment      Distribution Paid
          ------------------  ------------------  ------------------

          September 30, 2003  October 2003        $          165,000
          June 30, 2003       July 2003           $          165,000
          March 31, 2003      April 2003          $          135,000


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

ITEM  3.  CONTROLS  AND  PROCEDURES

The company's management, with the participation of the company's Chief Operations Officer and Accounting Manager, has evaluated the effectiveness of the company's disclosure controls and procedures as of September 30, 2003. Based on this evaluation, the company's Chief Operations Officer and Accounting Manager concluded that the company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  5.  OTHER  INFORMATION

Our Board of Directors recently became aware of a letter from Sierra Liquidity Fund, LLC, dated September 23, 2003, offering to purchase units from Performance Capital Management, LLC, Unit Holders for $2.00 per unit (the "Offer"). We are not aware that the Offer was published in any medium, and we did not receive a copy of it from Sierra. The terms of the Offer are ambiguous concerning how many units Sierra seeks to purchase, and we do not know how widely Sierra may have disseminated its Offer. We believe that Sierra's Offer may be a "mini-tender offer" subject to SEC regulation and, if the size is large enough, Sierra's Offer could be a tender offer requiring Sierra to make filings with the SEC. As a result, we have not been able to determine definitively that we should file a Solicitation/Recommendation Statement on Schedule 14D-9. Instead, we have prepared a Solicitation/Recommendation Statement based on the content required by Schedule 14D-9, and filed it with the SEC on October 22, 2003 as an exhibit to a current report on Form 8-K dated October 21, 2003. On November 11, 2003, we provided Sierra with a copy of an SEC release setting forth the Commission's guidance on the disclosure that should accompany a "mini-tender offer."


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

EXHIBIT |
NUMBER  | DESCRIPTION
--------|--------------------------------------------------------------------------------------------------
  2.1   | Joint Chapter 11 Plan of Reorganization Proposed by Chapter 11 Trustee and the Official
        | Committee of Equity Security Holders effective February 4, 2002 *
        |
  2.2   | First Amended Disclosure Statement Describing Joint Chapter 11 Plan Proposed by Chapter 11
        | Trustee and the Official Committee of Equity Security Holders approved on October 12, 2001 *
        |
  3.1   | Performance Capital Management, LLC Articles of Organization *
        |
  3.2   | Operating Agreement for Performance Capital Management, LLC *
        |
  3.3   | First Amendment to Operating Agreement for Performance Capital Management, LLC *
        |
  3.4   | Second Amendment to Operating Agreement for Performance Capital Management, LLC
        |
  4.1   | Specimen Performance Capital Management, LLC Unit Certificate *
        |
  4.2   | Specimen Performance Capital Management, LLC Economic Interest Unit Certificate *
        |
  4.3   | Provisions in the Operating Agreement for Performance Capital Management, LLC pertaining to
        | the rights of LLC Unit holders (see Exhibit 3.2 and 3.3) *
        |
  20.1  | Form of letter to Unit Holders communicating the recommendation of the Board **
        |
  20.2  | Solicitation/Recommendation Statement dated October 21, 2003 **
        |
  31.1  | Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
        |
  31.2  | Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)
        |
  32.1  | Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.
        | Sec. 1350 ***



*  Filed on April 2, 2003, as an exhibit to Performance Capital Management, LLC's report on Form 8-K dated
February 4, 2002, and incorporated herein by reference.

** Filed on October 22, 2003, as an exhibit to Performance Capital Management, LLC's report on Form 8-K dated October 21, 2003, and incorporated herein by reference.

*** The certifications filed under Exhibit 32.1 are not deemed "filed" for purposes of Section 18 of the
Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Performance
Capital Management, LLC under the Securities Exchange Act of 1933, as amended, or the Securities Exchange
Act of 1934, as amended, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that Performance
Capital Management, LLC specifically incorporates it by reference.

(b)  REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed during the three months ended September 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PERFORMANCE CAPITAL MANAGEMENT, LLC


   November 12, 2003               By:  /s/ David J. Caldwell
----------------------------          --------------------------------------
         (Date)                         Name:  David  J.  Caldwell
                                        Its:   Chief  Operations  Officer

                                              EXHIBIT INDEX

EXHIBIT |
NUMBER  | DESCRIPTION
--------|---------------------------------------------------------------------------------------------------
  2.1   | Joint Chapter 11 Plan of Reorganization Proposed by Chapter 11 Trustee and the Official
        | Committee of Equity Security Holders effective February 4, 2002 *
        |
  2.2   | First Amended Disclosure Statement Describing Joint Chapter 11 Plan Proposed by Chapter 11
        | Trustee and the Official Committee of Equity Security Holders approved on October 12, 2001 *
        |
  3.1   | Performance Capital Management, LLC Articles of Organization *
        |
  3.2   | Operating Agreement for Performance Capital Management, LLC *
        |
  3.3   | First Amendment to Operating Agreement for Performance Capital Management, LLC *
        |
  3.4   | Second Amendment to Operating Agreement for Performance Capital Management, LLC
        |
  4.1   | Specimen Performance Capital Management, LLC Unit Certificate *
        |
  4.2   | Specimen Performance Capital Management, LLC Economic Interest Unit Certificate *
        |
  4.3   | Provisions in the Operating Agreement for Performance Capital Management, LLC pertaining to
        | the rights of LLC Unit holders (see Exhibit 3.2 and 3.3) *
        |
  20.1  | Form of letter to Unit Holders communicating the recommendation of the Board **
        |
  20.2  | Solicitation/Recommendation Statement dated October 21, 2003 **
        |
  31.1  | Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
        |
  31.2  | Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)
        |
  32.1  | Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.
        | Sec. 1350 ***

*  Filed on April 2, 2003, as an exhibit to Performance Capital Management, LLC's report on Form 8-K dated
February 4, 2002, and incorporated herein by reference.

** Filed on October 22, 2003, as an exhibit to Performance Capital Management, LLC's report on Form 8-K dated October 21, 2003, and incorporated herein by reference.

*** The certifications filed under Exhibit 32.1 are not deemed "filed" for purposes of Section 18 of the
Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Performance
Capital Management, LLC under the Securities Exchange Act of 1933, as amended, or the Securities Exchange
Act of 1934, as amended, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that Performance
Capital Management, LLC specifically incorporates it by reference.