Form 10KSB
period 2003-12-31
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2004-04-14
CIK 1221170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB
(Mark one)
[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934
                  For the fiscal year ended  December 31, 2003
                                            -------------------
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from               to
                                            --------------  ------------

                    Commission file number:     0 - 50235
                                           -----------------

                         Performance Capital Management, LLC
                         -----------------------------------
                 (Name of small business issuer in its charter)

       California                                         03-0375751
------------------------                                  ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

222 South Harbor Blvd., Suite 400, Anaheim, California         92805
---------------------------------------------------------  --------------
(Address of principal executive offices)                     (Zip Code)

                   Issuer's telephone number:  (714) 502-3780
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's  net  revenues  for  the  fiscal  year  ended  December  31,  2003:
$5,552,078
----------

As of March 15, 2004, the aggregate market value of the voting and nonvoting equity held by non-affiliates of the registrant was $3,253,276, based on their share of Members' Equity as reported in the registrant's December 31, 2003, balance sheet. Units held by each officer and director and by each person who owns five percent or more of the outstanding units have been excluded from this calculation as such persons may be considered to be affiliated with the registrant.

Check whether the issuer has filed documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under  a  plan  confirmed  by  a  court.     Yes [X]   No [ ]

On  March 15, 2004, the registrant had 570,916 LLC Units issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates information by reference to the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes [ ]   No [X]

                            PERFORMANCE CAPITAL MANAGEMENT, LLC

                                         INDEX TO
                               ANNUAL REPORT ON FORM 10-KSB
                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


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

Item 2      Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 3      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 4      Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . 13

PART II

Item 5      Market for Common Equity and Related Security Holder Matters. . . . . . . . 13

Item 6      Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 7      Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

Item 8      Changes In and Disagreements With Accountants on Accounting and
            Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . 38

Item 8A     Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . 38

PART III

Item 9      Directors, Executive Officers, Promoters and Control Persons; Compliance
            With Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . . . . 38

Item 10     Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . 38

Item 11     Security Ownership of Certain Beneficial Owners and Management and
            Related Security Holder Matters . . . . . . . . . . . . . . . . . . . . . . 38

Item 12     Certain Relationships and Related Transactions. . . . . . . . . . . . . . . 38

Item 13     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . 38

Item 14     Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . . . 40

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 41

EXHIBITS

Unless we say otherwise, references in this document to "we", "us" or "our" refer to Performance Capital Management, LLC.

FORWARD-LOOKING  STATEMENTS
---------------------------

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. Readers are urged not to place undue reliance on these forward-looking statements due to their inherent uncertainty. These forward-looking statements involve risks and uncertainties, including those statements incorporated by reference into this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking projections due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

OVERVIEW

We acquire assets originated by federal and state banking and savings institutions, loan agencies, and other sources, for the purpose of generating income and cash flow from collecting or selling those assets. Typically, these assets consist of charged-off credit card contracts. These assets are typically purchased and sold as portfolios. We try to purchase portfolios at a substantial discount to the actual amount of money that they will ultimately produce, so that we can recover the cost we pay for the portfolio, pay our collection and operating costs and still have a profit.

ORGANIZATIONAL  HISTORY

We conduct our business through Performance Capital Management, LLC, a California limited liability company formed January 14, 2002. Performance Capital Management, LLC succeeded to the assets and liabilities of six entities pursuant to a plan of reorganization that was confirmed and finalized by a U.S. bankruptcy court effective February 4, 2002. For all practical purposes, we consider February 4, 2002, to be the inception of our business.

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

Performance Capital Management, Inc. and the PAM Funds, which were then controlled by an individual no longer affiliated with us, filed separate voluntary bankruptcy petitions on December 22 and 23, 1998. On motion by the California Department of Corporations, the bankruptcy court replaced the debtor-in-possession with a trustee, James Joseph, on December 30, 1998.

Prior to the bankruptcy filings, the PAM Funds raised approximately $57.4 million, of which approximately $49 million was used to purchase loan portfolios. The PAM Funds typically purchased these credit card portfolios from Performance Capital Management, Inc., often at a substantial mark-up over Performance Capital Management, Inc.'s purchase price. Performance Capital Management, Inc. also collected the portfolios under joint venture agreements with the PAM Funds. Each PAM Fund's return was based on the performance of the portfolios that it purchased. Performance Capital Management, Inc.'s fees for collection services were reasonable given industry standards, but the loan portfolio mark-ups and the management fees charged to the PAM Funds were not.

By early 2001, the bankruptcy trustee concluded that a viable business existed if the unreasonable mark-ups and management fees were eliminated, and he set out to develop a plan to reorganize Performance Capital Management, Inc. and the PAM Funds. Under the plan, our business entity, Performance Capital Management, LLC, issued "LLC Units" to the PAM Funds, which were then distributed to the investors in the PAM Funds in February 2003. We issued LLC Units to the PAM Funds based on the gross dollars (approximately $57.4 million) the investors had invested in the respective PAM Funds. Our Operating Agreement calls for us to make pro rata cash distributions to investors based on their unreturned capital until all investors receive their full capital investment back without interest. As of our February 4, 2002, inception, we had approximately $38 million of unreturned capital (certain investors had received approximately $19.3 million of payments from the various PAM Funds prior to the bankruptcy filings). Note 1 to our financial statements provides financial details concerning the relative amounts of capital raised and capital returned for each of the PAM Funds. Following our February 4, 2002, emergence from bankruptcy, we made a $12 million distribution required by our plan of reorganization, leaving us with approximately $26 million of unreturned capital to distribute to our investors. After all investors' capital investments are paid back, any further distributions are to be made based on LLC Units.

Due to a settlement approved by the bankruptcy court, the owners of Performance Capital Management, Inc., did not become investors in our business entity, Performance Capital Management, LLC. Our investors consist only of those people who invested in the PAM Funds, or their successors-in-interest.

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

The amount of debt available for sale in the industry continues to increase. Financial institutions previously had forwarded their accounts after "charge-off" to collection agencies for further collection activity as standard operating procedure. After being at an agency for six to twelve months, accounts would be returned to the financial institutions and then forwarded to another agency, sometimes as many as five times. Many institutions now sell these accounts to get immediate revenue. According to the February and March 2004 issues of Collections and Credit Risk, the market for charged-off credit card debt is booming, increasing 19% to $43 billion in 2003 from $36 billion in 2002. Approximately six percent of credit card accounts are charged off each year, and about half of these charged-off accounts are sold.

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

MARKET  FOCUS

We focus on acquiring portfolios that are not "fresh". We prefer to acquire primary or secondary paper, based on our due diligence analysis of the obligations included in the portfolio. We acquire portfolios principally with a view to collect them, although we do sell certain portions of portfolios we purchase, such as accounts from particular states where we do not collect, and then collect the balance of the portfolios. We monitor the level of resources it takes to collect our various portfolios, so that we can determine when collecting a portfolio requires more resources than it returns in collections. Based on gathering this information, we can focus our collection efforts on those portfolios that we believe are most likely to provide positive returns. From time to time we sell some of our portfolios either to capitalize on market conditions, to dispose of a portfolio that is not performing or to dispose of a portfolio whose collection life, from our perspective, has run its course.

We have established the infrastructure to collect portfolios. On average we have the equivalent of approximately 50 full-time employees who man phones contacting debtors, and we use a "predictive dialing" telecommunications system (a "dialer") that helps to ensure that our collectors spend their time on the phones talking to debtors, not dialing numbers trying to reach them. Because we collect portfolios, we have developed an experience history that helps us predict what the ultimate value of a portfolio will be. We have a sophisticated data base to maintain our experience history that allows us to manipulate variables to assist our due diligence process when we acquire a new portfolio. We believe that collecting our portfolios reinforces our ability to realistically assess the price we should pay when we purchase additional portfolios.

PORTFOLIO  ACQUISITION

Originating lenders or portfolio resellers typically sell loan accounts in bulk portfolios that range in size from tens of thousands to multi-hundred million dollars in outstanding principal balances. These portfolio sales primarily consist of a large quantity of charged-off credit card contracts, and to a lesser extent automobile deficiencies, secured and unsecured consumer installment loans, commercial loans, and other forms of indebtedness. Although we typically collect a relatively small percentage of the total outstanding principal balances of most of the portfolios we purchase, we purchase most of our portfolios at significant discounts that, coupled with effective collection efforts, permit us to collect more cash than we pay for our portfolios.

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

We purchase our portfolios for cash. In late 2003 we began a limited third-party collection program, which has not resulted in material net revenues. We anticipate that we will continue to purchase portfolios for our own account using cash and then proceed to collect them, reselling some portions of our portfolios from time to time as circumstances warrant.

At this time we do not use credit arrangements to acquire portfolios. We have, however, conducted extensive negotiations with Varde Investment Partners, L.P. ("Varde"), a well-known participant in the debt collection industry, to augment our purchasing capacity using capital provided by Varde. We have not yet concluded our negotiation with Varde and reached a definitive agreement, and it is possible that we may not reach a definitive agreement with Varde. Due to the material effect that concluding an agreement with Varde could have on our business prospects, however, we are providing the following summary of some of the key business points we have negotiated with Varde:

     - The facility would provide up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term.
     - Varde would not be under any obligation to make a loan to us if Varde does not approve of the portfolio(s) we propose to acquire and the terms of the acquisition.
     - Varde would have the right to participate in any proposed acquisition of a portfolio by us pursuant to a right of first refusal.
     - Varde would have a right of first refusal to provide additional capital to us if we chose to seek additional debt financing for purchases of portfolios.
     - We would have to agree with Varde on the terms for each specific advance under the loan facility, including such material terms as (a) the relative sizes of our participation and Varde's in supplying the purchase price; (b) the amount of servicing fees we would receive for collecting the portfolio; (c) the interest rate to be paid on the note; and (d) the split of any excess profits after repayment of the purchase price (plus interest) to Varde and us and payment of collection expenses.

If we conclude an agreement with Varde, it is unlikely that we will ever have outstanding indebtedness of the full $25 million at any one time, due to the cumulative nature of the facility.

At the time of filing this report, we believe we will conclude an agreement with Varde. We have devoted substantial resources to negotiation of several different agreements that would, taken together, provide the legal framework for the facility. Based on our recent contacts with Varde, we believe the remaining issues focus on transaction structure, reporting obligations and other technical matters. Although we believe we will be able to negotiate these issues to the mutual satisfaction of both parties, there can be no assurance that we will reach a final agreement with Varde. In addition, even if we reach a final agreement with Varde, there can be no assurance that Varde will advance any money under the facility, because in each instance Varde must approve of the portfolio(s) we propose to acquire and the terms of the acquisition.

PORTFOLIO  PROCESSING

Once we acquire a portfolio we primarily focus on collecting it, although we frequently sell certain portions of portfolios we purchase, such as accounts from particular states where we do not collect, and then collect the balance of the portfolio. In addition, from time to time we sell some of our portfolios, either to capitalize on market conditions, to dispose of a portfolio that is not performing or to dispose of a portfolio whose collection life, from our perspective, has run its course. When we engage in these sales, we continue collecting the portfolio right up until the closing of the sale. If we enter into the credit facility with Varde, the agreements being negotiated currently provide that, for any portfolios acquired using Varde capital, we must obtain Varde's consent for any sale.

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

In contrast to many other purchasers of distressed indebtedness, we collect the majority of the portfolios we acquire, rather than using traditional third-party servicing. We have a fully operational collection facility employing, on average, the equivalent of approximately 50 full-time collectors. We have computer technology and equipment that aid in the collection of charged-off consumer debt portfolios. We utilize collection Dakcs software and a dialer to maximize the efficiency of our collectors by automatically sifting out calls where a live person does not answer, enabling our collectors to spend their time talking to live debtors rather than dialing numbers where there is no answer, a busy signal or an answering machine. Our Dakcs/dialer system has the flexibility to control for all types of variables in the way it places calls, for example, being sensitive to the effect of time zones and controlling for particular state laws that impose blackout times. We believe that this technology, which is industry-standard for sophisticated collectors, provides us with the ability to compete effectively in the collection industry.

We believe our current collection infrastructure could handle a greater volume of accounts. We have finite cash resources available for portfolio acquisition, so we are actively seeking ways to deploy our infrastructure resources to collect more accounts. Strategies to leverage our collection infrastructure include borrowing money to acquire additional portfolios or collecting accounts for third parties. Both of these strategies would require us to share collection proceeds with a third party, as opposed to retaining 100% of collection proceeds from portfolios that we own due to portfolio acquisitions using only our cash resources. Our negotiation with Varde is the most important initiative we have undertaken to leverage our infrastructure resources. As discussed previously, there can be no assurance that we will reach a final agreement with Varde, although we believe we will be able to negotiate the remaining open issues to the mutual satisfaction of both parties. The only definitive understanding we have reached at this time is the limited third party collection program we instituted in late 2003.

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

A number of national companies exist that buy large portfolios and resell and/or attempt to collect on them for a certain period and then resell them. We are attempting to compete with some of these larger companies by joining together with other firms to bid on some large portfolio purchases. We have completed only one such joint purchase to date. In any case, to date we have been able to buy national portfolios directly from original creditors. We believe that concluding an agreement with Varde will improve our ability to compete for these portfolios.

One of our competitors raised $45 million in an initial public offering in November 2002, and another competitor has filed a registration statement with the SEC indicating that it intends to raise capital through a public offering of its stock. Another competitor has indicated that it has obtained a multi-year
$90 million credit facility for the purpose of acquiring portfolios of charged-off receivables. These transactions, and other injections of capital into the portfolio acquisition process, could bid up purchase prices for portfolios. Some of our competitors' filings with the SEC have indicated that, on average, they expect collection proceeds to be 250 to 275% of portfolio cost; historically the industry has looked for this ratio to be 300% or greater. If market forces result in a general decrease in this ratio, purchase prices for portfolios will increase. Any general increase in portfolio purchase prices will reduce the expected rate of return on portfolios available for purchase. It is possible that larger, better funded competitors able to achieve economies of scale will try to use their superior financial resources to acquire portfolios at these higher prices and drive smaller less well capitalized collectors such as us out of business. We have responded to these pricing pressures by augmenting our purchases from originating creditors with purchases on the secondary market. We must compete in this environment by continually seeking out quality sources of portfolios and conducting rigorous due diligence on those portfolios that we do purchase to ensure that we can recover the cost we pay for the portfolios, pay our collection and operating costs and still have a profit.

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

GOVERNMENT  REGULATION

Federal and state statutes establish specific guidelines and procedures that debt collectors must follow when collecting consumer accounts. Our policy is to comply with the provisions of all applicable federal laws and comparable state statutes in all of our recovery activities, even in circumstances in which we may not be specifically subject to these laws. Our failure to comply with these laws could have a material adverse effect on us in the event and to the extent that they apply to some or all of our recovery activities. Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors, and the relationship between customers and credit card issuers. Significant federal laws and regulations that are or may be applicable to our business as a debt collector include the following:

Fair Debt Collection Practices Act. Certain of our operations are subject to the Fair Debt Collection Practices Act, or FDCPA, and comparable statutes existing in many states. Under the FDCPA, a debt collector is restricted in the methods it uses to collect consumer debt. For example, a debt collector (1) is limited in communicating with persons other than the consumer about the consumer's debt, (2) may not telephone at inconvenient hours, and (3) must provide verification of the debt at the consumer's request. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the FDCPA. In addition, some states and certain municipalities require debt collectors to be licensed with the appropriate authorities before collecting debts from debtors within those jurisdictions. Our policy is to comply with the provisions of the FDCPA, comparable state statutes and applicable licensing requirements. We have established policies and procedures to reduce the likelihood of violations of the FDCPA and related state statutes. For example, our account representatives receive training on these policies and must pass a test on the FDCPA, and our collectors work in an open environment that allows managers to monitor their interaction with debtors.

Fair Credit Reporting Act. In addition to the FDCPA, we are subject to the Fair Credit Reporting Act, or FCRA. The FCRA is a federal statute that regulates the activities of consumer reporting agencies, the users of reports, and those who furnish information to consumer reporting agencies, and provides rights to consumers affected by such reports. As a user of credit reports and a furnisher of information, we have developed policies and procedures to ensure compliance with the FCRA to reduce the likelihood of erroneous information reporting and to respond quickly to inquiries by credit agencies and account holders.

Gramm-Leach-Bliley Act. We are subject to the provisions of the Gramm-Leach-Bliley Act, as well as comparable privacy statutes existing in some states. This federal statute requires that we advise our debtors about our privacy policy the first time we contact them and once a year for every year that they remain one of our debtors. If we change our privacy policy, we must promptly notify our debtors of the change. This legislation requires that we annually provide our debtors with specific information about our privacy policy. We do not disclose non-public information about our debtors except as permitted by law. We do not sell or otherwise share information about our debtors with outside marketers.

Electronic Funds Transfer Act. We are also subject to the Electronic Funds Transfer Act. This act regulates the use of the Automated Clearing House, or ACH, system to make electronic funds transfers. All ACH transactions must comply with the rules of the National Automated Check Clearing House Association, or NACHA, and Uniform Commercial Code Sec. 3-402. This act, the NACHA regulations, and the Uniform Commercial Code give the consumer, among other things, certain privacy rights with respect to the transactions, the right to stop payments on a pre-approved fund transfer, and the right to receive certain documentation of the transaction. This act also gives consumers a right to sue institutions which cause financial damages as a result of their failure to comply with its provisions.

Telephone Consumer Protection Act. In the process of collecting accounts, we use automated predictive dialers to place calls to consumers. The Telephone Consumer Protection Act and similar state laws place certain restrictions on telemarketers and users of automated dialing equipment who place telephone calls to consumers.

 U.S. Bankruptcy Code. In order to prevent any collection activity with bankrupt debtors by creditors and collection agencies, the U.S. Bankruptcy Code provides for an automatic stay, which prohibits certain contacts with consumers after the filing of bankruptcy petitions.

Additionally, there are, in some states, statutes and regulations comparable to and in some cases more stringent than the above federal laws, and specific licensing requirements that affect our operations. State laws may also limit credit account interest rates and the fees, as well as limit the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts.

Although we are not a credit originator, some of these laws directed toward credit originators may occasionally affect our operations because the debt we purchased was originated through credit transactions, such as the following laws, which apply principally to credit originators:

     -  Truth  in  Lending  Act;

     -  Fair  Credit  Billing  Act;  and

     -  Equal  Credit  Opportunity  Act.

Federal laws that regulate credit originators require, among other things, that credit issuers disclose to consumers the interest rates, fees, grace periods, and balance calculation methods associated with their credit accounts. Consumers are entitled under current laws to have payments and credits applied to their accounts promptly, to receive prescribed notices, and to require billing errors to be resolved promptly. Some laws prohibit discriminatory practices in connection with the extension of credit. Federal statutes further provide that, in some cases, consumers cannot be held liable for, or their liability is limited with respect to, charges to the credit account that were a result of an unauthorized use of credit. These laws, among others, may give consumers a legal cause of action against us, or may limit our ability to recover amounts owing with respect to the debt, whether or not we committed any wrongful act or omission in connection with the account. If the credit originator fails to comply with applicable statutes, rules and regulations, it could create claims and rights for consumers that could reduce or eliminate their obligations to repay the account, and have a possible material adverse effect on us. Accordingly, when we acquire charged-off consumer debt, we contractually require credit originators to indemnify us against any losses caused by their failure to comply with applicable statutes, rules and regulations relating to the debt before they are sold to us.

The U.S. Congress and several states are currently in the process of enacting and amending legislation concerning identity theft. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and recovery on consumer credit card or installment accounts. Any new laws, rules or regulations that may be adopted or amended, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to recover the charged-off consumer debt.

We cannot ensure that some of the charged-off consumer debt was not established as a result of identity theft or unauthorized use of credit and, accordingly, we could not recover the amount of the charged-off consumer debt. As a purchaser of charged-off consumer debt, we may acquire debt subject to legitimate defenses on the part of the consumer. In general, for a period of 90 to 180 days after purchasing charged-off consumer debt portfolios, we are able to seek recourse with the seller of the portfolio for any unqualified accounts, which include bankrupt debtors, debtors who have died, debt created by identity fraud or theft, and debt paid off prior to sale of the portfolio.

EMPLOYEES

As of March 15, 2004, we had 80 full-time employees and 7 part-time employees classified as follows: 3 full-time executive officers; 18 full-time and 3 part-time administrative personnel; and 59 full-time and 4 part-time collection personnel.

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

WE MAY NOT BE ABLE TO PURCHASE CHARGED-OFF CONSUMER DEBT AT APPROPRIATE PRICES, AND A DECREASE IN OUR ABILITY TO PURCHASE DEBT COULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE

If one or more credit originators stops selling charged-off consumer debt to us and we are otherwise unable to purchase charged-off consumer debt from credit originators at appropriate prices, we could lose a potential source of income and our business may be materially harmed.

The availability of charged-off consumer debt portfolios at prices that generate an appropriate return on our investment depends on a number of factors both within and outside of our control, including the following:

     - the continuation of current growth trends in the levels of debt obligations;
     - continued sales of charged-off consumer debt portfolios by credit originators ;
     - continued growth in the number of industries selling charged-off consumer debt portfolios;
     - competitive factors affecting potential purchasers and credit originators of charged-off debt, including the number of firms engaged in the collection business and the capitalization of those firms, that may cause an increase in the price we are willing to pay for portfolios of charged-off consumer debt or cause us to overpay for portfolios of charged-off consumer debt; and
     - our ability to purchase portfolios in industries in which we have little or no experience with the resulting risk of lower returns if we do not successfully purchase and collect the debt.

Because of the length of time involved in collecting charged-off debt on acquired portfolios and the volatility in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner.

Although we do not currently have any forward flow contracts committing a debt seller to sell a steady flow of charged-off consumer debt to us, we have entered into such contracts in the past and expect to do so in the future depending on market conditions. To the extent our competition enters into forward flow contracts, the pool of portfolios available for purchase is diminished. In addition, if we elect to enter into forward flow contracts, we would be obligated to purchase debt for a fixed percentage of the face amount and, consequently, our results of operations could be negatively impacted if the fixed percentage is in excess of the appropriate market value.

LIMITED  OPERATING  HISTORY

We have only been operating as a consolidated entity since February 2002, when we emerged from bankruptcy. As a result, our business model is still in an evolving stage. The limited operating history means we do not have the benefit of the many years of experience that some other companies have and can use to modify their business plans and optimize their business strategies. Our limited operating history makes an evaluation of our business and prospects difficult.

OUR GROWTH AND OPERATING RESULTS COULD BE IMPAIRED IF WE ARE UNABLE TO MEET OUR FUTURE CAPITAL NEEDS

Our ultimate success depends on our ability to continue to generate revenue through our operations. If our operations are impaired for any reason, we do not have another source of funding readily available to fund our continued operations. In addition, we have distributed some capital to our members each of the past four quarters. There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If unavailable, our operations could be severely limited, and we may not be able to implement our business plan in a timely manner or at all. We may not be able to access capital markets due to the lack of liquidity of our securities. If equity financing is used to raise additional working capital, the ownership interests of our existing LLC Unit holders will be diluted.

WE  MAY  NOT  BE  ABLE  TO  MAKE  FUTURE DISTRIBUTIONS AND OUR INVESTORS MAY NOT
RECOVER  THEIR  ENTIRE  CAPITAL  CONTRIBUTIONS

Despite the directive in our Operating Agreement requiring us to make sufficient distributions to our LLC Unit holders to ensure a full return of their capital contributions to the PAM Funds, our operations may not produce enough income to enable us to make those distributions. In such a case, our LLC Unit holders may not recover the full amount of their investments in the PAM Funds. By making some distributions to our LLC Unit holders each quarter, we may not have enough financial resources available to purchase portfolios at a level that would permit us to build the aggregate fair value of our portfolios. If we cannot continue to build our portfolios' aggregate fair value, we may not be able to cover our operating costs and make future distributions, resulting in our investors' not recovering their entire capital contributions.

THERE IS NO MARKET FOR OUR SECURITIES AND OUR OPERATING AGREEMENT RESTRICTS THE TRANSFER OF OUR SECURITIES

There is no trading market for our securities at present and there has been no trading market to date. We are not planning and do not intend to facilitate the development of a trading market for our securities. The ability to sell LLC
Units is also restricted by our Operating Agreement. These factors make our securities very illiquid.

WE EXPERIENCE HIGH EMPLOYEE TURNOVER RATES AND MAY NOT BE ABLE TO HIRE AND RETAIN ENOUGH SUFFICIENTLY TRAINED EMPLOYEES TO SUPPORT OUR OPERATIONS

The debt servicing and collection industry is very labor intensive and, similar to other companies in our industry, we typically experience a high rate of employee turnover. Our annual turnover rate for our collection personnel, excluding those employees that do not complete our eight-day training program, was approximately 100%. We compete for qualified personnel with companies in our industry and in other industries. Our growth requires that we continually hire and train new collectors. A higher turnover rate among our collectors will increase our recruiting and training costs and limit the number of experienced collection personnel available to service our charged-off consumer debt. If this were to occur, we would not be able to service our charged-off debt portfolios effectively and this would reduce our ability to continue our growth and operate.

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

We face bidding competition in our acquisition of charged-off debt portfolios, and we also compete on the basis of reputation, industry experience and performance. Some of our current competitors and possible new competitors may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories and more established relationships in the industry than we currently have. In the future, we may not have the resources or ability to compete successfully. As there are few significant barriers for entry to the industry, there can be no assurance that additional competitors with greater resources than ours will not enter our market. Moreover, there can be no assurance that institutions will continue to sell their defaulted debt at recent levels or at all, or that we may continue to offer competitive bids for defaulted debt portfolios. If we are unable to develop and expand our business or adapt to changing market needs as well as our current or future competitors are able to do, we may experience reduced access to defaulted debt portfolios at appropriate prices and reduced profitability.

WE MAY NOT BE SUCCESSFUL AT ACQUIRING DEFAULTED LOANS OF NEW ASSET TYPES

We may pursue the acquisition of defaulted loan portfolios of asset types in which we have little current experience. We may not be successful in completing any acquisitions of defaulted loans of these asset types and our limited experience with these asset types may impair our ability to collect on these loans. This may cause us to pay too much for these loans and consequently we may not generate a profit from these portfolio acquisitions.

OUR COLLECTIONS MAY DECREASE IF BANKRUPTCY FILINGS INCREASE OR IF BANKRUPTCY LAWS CHANGE

During times of economic recession, the amount of defaulted loans generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a debtor's assets are sold to repay credit originators, but since the charged-off consumer debt we purchase is generally unsecured we often would not be able to collect on those loans. We cannot ensure that our collections experience would not decline with an increase in bankruptcy filings or if bankruptcy laws change in a manner adverse to our business. If our actual collection experience with respect to a defaulted debt portfolio is significantly lower than projected when we purchased the portfolio, our financial condition and results of operations could deteriorate.

WE MAY NOT BE ABLE TO CONTINUALLY REPLACE OUR DEBT PORTFOLIOS WITH ADDITIONAL DEBT PORTFOLIOS SUFFICIENT TO OPERATE EFFICIENTLY AND PROFITABLY

To operate profitably, we must continually acquire and service a sufficient amount of defaulted debt to generate revenue that exceeds our expenses and distributions. Fixed costs such as salaries and lease or other facility costs constitute a significant portion of our overhead and, if we do not continually replace the debt portfolios we service with additional portfolios, we may have to reduce the number of our collection personnel. We would then have to rehire collection staff as we obtain additional debt portfolios. These practices could lead to:

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

While we believe that our existing information systems are sufficient to meet our current demands and continued expansion, our future growth may require additional investment in these systems. We depend on having the capital resources necessary to invest in new technologies to acquire and collect charged-off consumer debt. We cannot ensure that adequate capital resources will be available to us at the appropriate time.

OUR SENIOR MANAGEMENT TEAM IS IMPORTANT TO OUR CONTINUED SUCCESS AND THE LOSS OF ONE OR MORE MEMBERS OF SENIOR MANAGEMENT COULD NEGATIVELY AFFECT OUR OPERATIONS

The loss of the services of one or more of our executive officers or key employees could disrupt our operations. We have employment agreements with David Caldwell, our Chief Operations Officer, William Constantino, our Chief Legal
Officer, and Darren Bard, our Chief Information Officer. However, these agreements do not and will not assure the continued services of these officers. Our success depends on the continued service and performance of our executive officers, and we cannot guarantee that we will be able to retain those individuals. The loss of the services of one or more of our executive officers could seriously impair our ability to continue to acquire or collect on debt and to manage and expand our business. We do not currently maintain key man life insurance for our officers.

OUR ABILITY TO RECOVER OUR DEFAULTED DEBT PORTFOLIOS MAY BE LIMITED UNDER FEDERAL AND STATE LAWS

Federal and state laws may limit our ability to recover and enforce our debt portfolios regardless of any act or omission on our part. Some laws and regulations applicable to credit card issuers may preclude us from collecting on charged-off consumer debt portfolios we purchase if the credit card issuer previously failed to comply with applicable law in generating or servicing the charged-off consumer debt. Collection laws and regulations also directly apply to our business. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on consumer credit card debt. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on our debt portfolios and may harm our business. In addition, federal and state governmental bodies are considering, and may consider in the future, other legislative proposals that would regulate the collection of our debt portfolios. Although we cannot predict if or how any future legislation would impact our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on our charged-off debt portfolios, which could reduce our profitability and harm our business.

LIMITED LIABILITY OF OUR EXECUTIVE OFFICERS AND DIRECTORS MAY DISCOURAGE UNIT HOLDERS FROM BRINGING A LAWSUIT AGAINST THEM.

Our Operating Agreement contains provisions that limit the liability of our directors for monetary damages and provide for indemnification of our officers and directors. These provisions may discourage Unit Holders from bringing a lawsuit against our officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against our officers and directors even though such action, if successful, might otherwise have benefited the Unit Holders. In addition, a Unit Holder's investment in Performance Capital Management, LLC may be adversely affected to the extent that costs of settlement and damage awards against our officers or directors are paid by Performance Capital Management, LLC pursuant to the indemnification provisions of our Operating Agreement. The impact on a Unit Holder's investment in terms of the cost of defending a lawsuit may deter the Unit Holder from bringing suit against one of our officers or directors. We have been advised that the SEC takes the position that these provisions do not affect the liability of any officer or director under applicable federal and state securities laws.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

Our principal business offices and primary operations facility are located in approximately 14,000 square feet of leased space in Anaheim, California. The term of the lease is five years commencing on December 1, 2001. A security deposit of $50,357 was paid upon execution of the lease on October 24, 2001. The base monthly lease rate for year three of the lease is approximately $23,780. We will pay a base monthly lease rate of approximately $24,479 and $25,178 for the fourth and fifth years, respectively, of the lease. We do not consider any specific leased or owned facility to be material to our operations. We believe that equally suitable alternative facilities are available in the area where we currently do business. We believe we keep our premises and their contents adequately insured against common perils consistent with industry standards.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

As previously disclosed in our periodic filings with the Securities and Exchange Commission, on July 27, 2003, the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the "Bankruptcy Court") issued a final order awarding Michael Cushing a total of $170,000 in settlement of his claims. This claim was paid in full as of December 31, 2003.

As previously disclosed in our periodic filings with the Securities and Exchange Commission, the Consent Decree entered in February 2001 in the United States District Court for the Central District of California, provided that for a period of three years, which ended in February 2004, the Federal Trade Commission had access to our business, all of our computerized databases, the right to inspect and copy all relevant documents, and the right to interview our officers and employees.

Except as described above, to the knowledge of our executive officers and directors, we are not party to any material legal proceeding or litigation and none of our property is the subject of a pending legal proceeding and our executive officers and directors know of no other threatened or contemplated legal proceedings or litigation outside of the ordinary course of our business.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
--------------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS
---------------------------------------------------------------------

MARKET

There is no trading market for our securities at present and there has been no trading market to date. We are not planning and do not intend to facilitate the development of a trading market.

During October 2003, our Board of Directors became aware of a letter from Sierra Liquidity Fund, LLC, dated September 23, 2003, offering to purchase shares from some of our Unit Holders for $2.00 per share. On October 21, 2003, our Board of Directors sent a letter to our Unit Holders recommending that they reject Sierra's offer. A Solicitation/Recommendation Statement accompanied the letter, explaining that we believed that Sierra's offer might violate SEC guidance on tender offers and recommending that Unit Holders reject Sierra's offer. We also sent a letter to Sierra demanding that it (1) permit any Unit Holder the informed opportunity to rescind their transaction and (2) comply with the SEC's guidance. We filed all of these documents with the SEC on October 22, 2003, as part of a filing on Form 8-K. We have not recorded any transfers of ownership interests on our books and records as a result of the offer.

HOLDERS  OF  RECORD

As of March 15, 2004, we had approximately 3,100 members, and one economic interest owner who is a non-voting LLC Unit Holder.

DISTRIBUTIONS

Our Operating Agreement calls for us to make pro-rata cash distributions to our members based on their unreturned capital (certain investors received approximately $19.3 million of payment from various PAM Funds prior to the bankruptcy filing) until all members receive their full capital investment back without interest. From February 4, 2002 (Inception) to December 31, 2003, we have made distributions to the members and economic interest owner totaling approximately $12.5 million. After all investor capital investments are paid back, any further distributions are to be made, as determined by our Board of Directors, in its sole and absolute discretion, pro rata based upon LLC Units outstanding.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

We have not issued or sold any of our securities without registration during the fourth quarter ended December 31, 2003.

PURCHASES  OF  SECURITIES

We have not purchased any LLC Units from our members since February 4, 2002, our inception. However, a de minimis number of LLC Units were turned in to PCM by members for no consideration during the year ended December 31, 2003. We intend shortly to commence a procedure authorized by our plan of reorganization to eliminate the interests of members we have not been able to locate. Through delivery to last known addresses and public advertising in certain newspapers, we will attempt to notify approximately 43 people or entities listed as investors in the PAM Funds that they will no longer be members if we do not hear from them in six months. At this time we believe these investors represent ownership of approximately 7,154 LLC Units, approximately $307,000 of unreturned capital and approximately $152,000 of uncashed distribution checks.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

The following discussion should be read in conjunction with our audited Financial Statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of this Annual Report on Form 10-KSB. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in our filings with the Securities and Exchange Commission and in the subsection of Item 1 entitled "Description of Business; Risk Factors".

OVERVIEW

We acquire assets originated by federal and state banking and savings institutions, loan agencies, and other sources, for the purpose of generating income and cash flow from collecting or selling those assets. Typically, these assets consist of charged-off credit card contracts. These assets are typically purchased and sold as portfolios.

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

BASIS  OF  PRESENTATION

We present our financial statements based on our emergence from bankruptcy being treated as the inception of our business. In our emergence from bankruptcy, we succeeded to the assets and liabilities of six entities that were in bankruptcy. The equity owners of these entities approved a reorganization plan under which the owners of these six entities agreed to receive ownership interests in Performance Capital Management, LLC, in exchange for their ownership interests in the predecessor entities. We do not present comparative financial information for a full year in 2002 because we believe it would be prohibitively expensive, if not impossible, to reconstruct accurate accrual-based financial information for the six predecessor entities that were in bankruptcy.

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

OPERATING  RESULTS

COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 2003 WITH THE PERIOD FROM FEBRUARY 4, 2002 (INCEPTION) TO DECEMBER 31, 2002

The following discussion compares our results for the year ended December 31, 2003, to the period from February 4, 2002 (inception) to December 31, 2002. The comparable period from 2002 is not a full year because we present our financial statements based on our February 4, 2002, emergence from bankruptcy being treated as the inception of our business. As you read the following discussion, please keep in mind that our 2002 results cover a time period of just under 11 months, about one month less than our 2003 results, which cover a full year. For purposes of this discussion, we refer to the year ended December 31, 2003, as "2003", and the period from February 4, 2002 (inception) to December 31, 2002, as "2002".

Our net loss decreased to approximately $1.1 million in 2003, from approximately $3.0 million in 2002. Our operating activities provided cash of approximately $651,000 in 2003, as compared to using cash of approximately $2.6 million in 2002.

Revenue
-------

Our net revenues increased to approximately $5.6 million in 2003, from approximately $3.3 million in 2002. The following table presents a comparison of the components of our revenues in 2003 to 2002, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                               Total              Collections            Sales
                        -------------------  -------------------  -------------------
                          2003       2002      2003       2002      2003       2002
                        ---------  --------  ---------  --------  ---------  --------
                          ($in millions)        ($in millions)       ($in millions)
Total revenues          $   10.0   $   8.8   $    9.4   $   7.4   $    0.6   $   1.4
Less basis recovery         (4.4)     (5.5)      (3.9)     (5.1)      (0.5)     (0.4)
                        ---------  --------  ---------  --------  ---------  --------
Net revenues            $    5.6   $   3.3   $    5.5   $   2.3   $    0.1   $   1.0
                        =========  ========  =========  ========  =========  ========
Net revenue percentage      55.6%     37.5%      58.1%     31.1%      12.0%     72.5%

Portfolio collections continue to provide most of our total revenues. We showed substantial improvements in both total revenues and net revenues from portfolio collections. Our total revenues from portfolio collections increased principally due to collections from recently purchased portfolios and increased efficiency in collection procedures for both recently purchased and older portfolios. Our net revenues from portfolio collections (as well as the corresponding percentage of net revenues to total revenues) increased principally due to maintaining collection trends on our older portfolios with low or fully-amortized cost bases while simultaneously exploiting portfolios purchased during the second half of 2002. We have almost completely recovered the cost basis of a number of these portfolios purchased in 2002, and we expect them to begin generating net revenues over the next six months. During the second half of 2003, we acquired approximately $1.5 million of new portfolios. The cost basis recovery associated with collecting these 2003 portfolios, combined with others that we may acquire in 2004, could offset the increase in net revenue percentage we would otherwise expect our 2002 portfolios to begin generating.

Although our total revenues from portfolio sales declined somewhat, our net revenues from portfolio sales declined dramatically. During 2002 we sold a substantial number of old portfolios, some of whose collection lives, from our perspective, had run their course, and some to capitalize on market conditions. These old portfolio sales generated substantial net revenues because almost all of these portfolios had low or fully-amortized cost bases due to prior collection activities. These old portfolio sales resulted in unusually high net revenues for portfolio sales, principally during the quarter ended June 30, 2002. Net revenues from portfolio sales were not as large in 2003 because 2003 sales consisted principally of portions of newly acquired portfolios, which generally have high cost bases that must be recovered against sale proceeds. As part of our program to emphasize efforts to continue to collect some of our older portfolios, we identified a substantial number of older portfolios whose collection lives, from our perspective, have run their course. We believe we can no longer efficiently collect these portfolios based on our cost structure. We have identified these portfolios as candidates for sale if we are able to sell them at reasonable prices, which could result in increased net revenues from portfolio sales. We sold a number of these portfolios in the first quarter of 2004, and we may engage in further sales if we believe market conditions are acceptable. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

Operating  Expenses
-------------------

Our total operating costs and expenses increased to approximately $6.6 million in 2003, from approximately $6.2 million in 2002. Taking into account the shorter time period in the prior year, our total operating costs and expenses remained roughly the same. Our ratio of operating costs and expenses to total revenues decreased to 66.1% in 2003, from approximately 70.3% in 2002. The ratio for 2002 is somewhat lower than it would otherwise be due to the approximately $1.0 million of net revenues from sales of old portfolios. Otherwise, the improvement in 2003 from 2002 was due principally to improved collection performance. 2003 did not include substantial net revenues from portfolio sales, but our identification of certain portfolios as candidates for sale could result in substantial net revenues from portfolio sales in 2004. Because these portfolio sales can result in substantial net revenues without any corresponding collection effort, they could have the effect of artificially lowering the 2004 ratio of operating costs and expenses to total revenues. Our general and administration expenses increased to approximately $2.2 million in 2003 from approximately $2.0 million in 2002. Our general and administrative expenses in 2003 include annual meeting costs that were not present in 2002, and we experienced increased costs in 2003 sending privacy notices required by the Gramm-Leach-Bliley Act. Our salaries and benefits expenses increased to approximately $4.2 million in 2003 from approximately $4.0 million in 2002. Although our headcount has remained stable, expenses associated with bonuses due to increased productivity and with employee turnover resulted in a slight increase in our salaries and benefits expense. Our operating expenses may increase somewhat in the coming year, but at this time we do not expect these increases to be substantial.

Depreciation
------------

Depreciation expense for property and equipment was approximately $202,000 in 2003, as compared with $194,000 in 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our cash and cash equivalents increased approximately $158,000 in 2003 to a balance of approximately $1.0 million at December 31, 2003. During the year ended December 31, 2003, our portfolio collections and sales generated approximately $10.0 million of cash, and we used approximately $6.9 million for operating and other activities, approximately $2.5 million to purchase new portfolios and approximately $472,000 for distributions to unit holders.

During 2003 we continued making progress toward, but did not achieve results consistent with, our business plan: to recover the cost we pay for our portfolios, pay our collecting and operating costs and still have a profit. Our cost basis recovery of approximately $4.4 million plus our operating and other expenses of approximately $6.7 million exceeded our total revenues from collections and sales of approximately $10.0 million by approximately $1.1 million. On a cash basis, our collections and sales of approximately $10.0 million exceeded the sum of (a) our new portfolio acquisitions of approximately $2.5 million plus (b) our cash operating and other costs of approximately $6.9 million plus (c) distributions of approximately $472,000. During the first three quarters of 2003 we limited our portfolio acquisitions and built cash reserves, focusing on improving our liquidity following substantial portfolio acquisitions during the second half of 2002. During the fourth quarter of 2003, we used some of the cash reserves we accumulated during the first three quarters to acquire approximately $1.1 million of new portfolios. We believe that market conditions improved during the fourth quarter, and we used our improved liquidity to take advantage of the opportunity to acquire these portfolios on what we believe were good economic terms. Due in large part to our increased portfolio acquisitions in the fourth quarter, our net cash increase for 2003 was only approximately $158,000. At December 31, 2003, we had a cash balance of approximately $1.0 million. Whether we continue to acquire portfolios at the fourth quarter's pace will continue to depend on our assessment of market conditions, as well as the amount of liquid cash and other financial resources available to us.

During 2003 we believe we continued to improve the balance between our new and old portfolios. In addition, we believe that our procedures to ensure that our collectors continue to focus collection efforts on older portfolios that still have returns to yield, rather than focusing just on the most recently acquired portfolios, have begun to show results. We have used our dialer to ensure that our collectors continue to focus on portfolios other than those we have most recently acquired. By monitoring the results of calls originated through our dialer, we have identified portfolios that require more cost to collect than others. Particularly where we have worked to collect these portfolios over an extended period of time, we have determined that some of our portfolios' collection lives have run their course from our perspective. We have identified these portfolios as candidates for sale if we are able to sell them at reasonable prices, and we have begun to sell some of these portfolios in the first quarter of 2004. We believe this process of constantly evaluating portfolio returns against costs of collection should continue to improve the balance between our new and old portfolios.

Our portfolios provide our principal long-term source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. Our estimate of the fair value of our portfolios at December 31, 2003, increased approximately $300,000 to approximately $15.3 million from approximately $15.0 million at December 31, 2002. At the same time, the cost basis of our portfolios decreased to approximately $2.1 million at December 31, 2003, from approximately $4.0 million at December 31, 2002.

We constantly evaluate the soundness of the assumptions we make to determine fair value. Our assumptions regarding the magnitude and timing of future collections used to determine fair value at December 31, 2003, are based on applying historical collection rates to the accounts contained in our portfolios, based on the age of the accounts. At December 31, 2002, we used a regression-based analysis to develop trend lines to predict the magnitude and timing of future collections of our portfolios. We now believe that continued use of the trend line approach will predict earlier timing for the collection of some of our portfolios than our recent experience data suggest. Based on this additional experience data, we believe that the application of historical collection rates will provide a more stable and conservative model for the assumed magnitude and timing of future collections. If we had used the regression-based trend line approach at December 31, 2003, the fair value of our portfolios would have been approximately $16.6 million.

In general, we expect increases in the cost basis of our portfolios presented on our balance sheet to accompany increases in portfolio fair value. The magnitude and timing of our collections could cause cost basis to decline in some quarters when fair value actually increases, however, because we "front-load" our cost basis recovery instead of matching portfolio cost basis recovery to revenue on a proportionate basis over the life of the portfolio. Our purchasing patterns could reinforce this divergence. A decrease in the magnitude of new portfolio acquisitions (i.e., failing to reinvest all of cash collections representing cost basis recovery) may still result in a fair value increase because new portfolios generally have a fair value that exceeds their purchase price.

Our estimate of fair value increased despite the decline in portfolio cost basis because we believe recently purchased portfolios will provide better collection ratios than some of the older portfolios we inherited from our PAM Fund predecessors, because newly acquired portfolios generally provide an increase in fair value substantially greater than the increase in cost basis recorded on our balance sheet and because improved collection procedures have extended the collection lives of some of our older portfolios. We believe the fair value of our portfolios will increase in the near term as we acquire new portfolios. We believe our portfolio cost basis will also increase in the near term because of reinvesting cash proceeds from sales of older portfolios into the purchase of new portfolios. Long-term growth in portfolio cost basis will depend on whether market conditions continue to permit us to purchase portfolios at reasonable prices and on our financial resources.

We used a discount rate of 20% to determine the fair values of our portfolios at December 31, 2003, and December 31, 2002. The following table sets forth alternative estimates of fair value if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

                                             December 31, 2003   December 31, 2002
                                             -----------------   -----------------

Higher collection risk (25% discount rate)     $  14.3 million    $  14.2 million
Assumed collection risk (20% discount rate)    $  15.3 million    $  15.0 million
Lower collection risk (15% discount rate)      $  16.6 million    $  15.9 million

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

Due to factors such as the availability of new portfolios, market pricing conditions for new portfolios and the timing of distributions to our members, we may not achieve increases in fair value each quarter. The fair value of our portfolios declined from $16.6 million at March 31, 2003, to $15.9 million at June 30, 2003, and September 30, 2003, due principally to collections outpacing new portfolio acquisitions and to using cash to pay distributions.

In the near term we plan to use some of our cash collections representing cost basis recovery to make distributions to our members and interest holders. Ultimately we plan to generate cash in excess of our collection and operating costs and our cost basis recovery and to use some of the excess cash to make distributions to our members and interest holders. Beginning in April 2003, we began making quarterly distributions. During 2003, we made three distributions totaling approximately $472,000. We made a distribution of approximately $165,000 in January 2004 for our quarter ended December 31, 2003.

We do not have any lines of credit or other debt financing available to us at this time. If we conclude a credit facility agreement with Varde, as discussed above in the section of our Business Description entitled "Portfolio Acquisition", we would have up to $25 million available to us over a five-year term. If we conclude this agreement, it is unlikely that we will ever have outstanding indebtedness of the full $25 million at any one time, due to the cumulative nature of the facility. As discussed previously, there can be no assurance that we will reach a final agreement with Varde, although we believe we will be able to negotiate the remaining open issues to the mutual satisfaction of both parties. In addition, even if we reach a final agreement with Varde, there can be no assurance that Varde will advance any money under the facility, because in each instance Varde must approve of the portfolio(s) we propose to acquire and the terms of the acquisition. We do not have any plans to raise equity capital. Based on our cash position and current financial resources, and assuming our operating results continue to increase at projected levels, we believe we have adequate capital resources to continue our business as presently conducted for the foreseeable future. To maximize the return on our infrastructure, we are also considering whether there might be ways, such as concluding and accessing the Varde credit facility, to increase the volume of accounts we service other than through new portfolio acquisitions using only our cash resources.

We believe our current collection infrastructure could handle a greater volume of accounts. We have finite cash resources available for portfolio acquisition, so we are actively seeking ways to deploy our infrastructure resources to collect more accounts. Strategies to leverage our collection infrastructure include borrowing money to acquire additional portfolios or collecting accounts for third parties. Both of these strategies would require us to share collection proceeds with a third party, as opposed to retaining 100% of collection proceeds from portfolios that we own due to portfolio acquisitions using only our cash resources. Our negotiation with Varde is the most important initiative we have undertaken to leverage our infrastructure resources. As discussed previously, there can be no assurance that we will reach a final agreement with Varde, although we believe we will be able to negotiate the remaining open issues to the mutual satisfaction of both parties. In addition, even if we reach a final agreement with Varde, there can be no assurance that Varde will advance any money under the facility, because in each instance Varde must approve of the portfolio(s) we propose to acquire and the terms of the acquisition. The only definitive understanding we have reached at this time is a limited third-party collection program instituted in late 2003.

We do not have any contractual commitments to make capital expenditures, and we have not budgeted any capital expenditures for the coming year. We may from time to time acquire capital assets on an as needed basis. Our most significant capital assets are our dialer and our telephone switch, which we do not anticipate having to replace within the next year.

RECENT  ACCOUNTING  PRONOUNCEMENTS

We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the footnotes to our audited Financial Statements, Note 4.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------


                            INDEX TO AUDITED FINANCIAL STATEMENTS

                                                                                         Page
                                                                                         ----

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22

Balance Sheets as of December 31, 2003 and 2002. . . . . . . . . . . . . . . . . . . .     23

Statements of Operations for the year ended December 31, 2003 and the period from
February 4, 2002 (Inception) through December 31, 2002 . . . . . . . . . . . . . . . .     24

Statements of Members' Equity for the year ended December 31, 2003 and the period from
February 4, 2002 (Inception) through December 31, 2002 . . . . . . . . . . . . . . . .     25

Statements of Cash Flows for the year ended December 31, 2003 and the period from
February 4, 2002 (Inception) through December 31, 2002 . . . . . . . . . . . . . . . .     26

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27-37

            [MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]



INDEPENDENT  AUDITORS'  REPORT
------------------------------



To  the  Board  of  Directors
Performance  Capital  Management,  LLC
Anaheim,  California

We have audited the accompanying balance sheets of Performance Capital Management, LLC as of December 31, 2003 and 2002, and the related statements of operations, members' equity, and cash flows for the year ended December 31, 2003 and for the period from inception (February 4, 2002) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Performance Capital Management, LLC as of December 31, 2003 and 2002 and the results of its operations and cash flows for the year and period then ended in conformity with accounting principles generally accepted in the United States of America.


     /s/  MOORE STEPHENS WURTH FRAZER AND TORBET, LLP


February 20, 2004, except for Note 13,
as to which the date is April 9, 2004

Orange,  California

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002


                                 ASSETS
                                 ------
                                               2003       2002
                                           ----------  ----------
  Cash and cash equivalents                $1,007,949  $  850,139
  Restricted cash                              21,448      21,395
  Other receivables                            14,492      47,615
  Purchased loan portfolios, net            2,081,496   4,044,194
  Property and equipment, net                 397,924     578,963
  Deposits                                     56,588      56,588
  Prepaid expenses and other assets           135,738      69,187
                                           ----------  ----------


    Total assets                           $3,715,635  $5,668,081
                                           ==========  ==========



                       LIABILITIES AND MEMBERS' EQUITY
                       -------------------------------

LIABILITIES:
  Accounts payable                         $   68,735  $  130,421
  Pre-petition claims                               -     139,737
  Accrued liabilities                         313,352     502,279
  Income taxes payable                         15,790      16,590
                                           ----------  ----------
    Total liabilities                         397,877     789,027

COMMITMENTS AND CONTINGENCIES                       -           -

MEMBERS' EQUITY                             3,317,758   4,879,054
                                           ----------  ----------

    Total liabilities and members' equity  $3,715,635  $5,668,081
                                           ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                            STATEMENTS OF OPERATIONS

          FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM
            FEBRUARY 4, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2002

                                            2003          2002
                                        ------------  ------------
REVENUES:
  Portfolio collections                 $ 9,440,806   $ 7,452,236
  Portfolio sales                           553,683     1,355,595
                                        ------------  ------------
    Total revenues                        9,994,489     8,807,831
  Less portfolio basis recovery           4,442,411     5,508,030
                                        ------------  ------------

NET PORTFOLIO COLLECTION REVENUES         5,552,078     3,299,801
                                        ------------  ------------

OPERATING COSTS AND EXPENSES:
  Salaries and benefits                   4,225,772     3,955,622
  General and administrative              2,174,931     2,041,420
  Depreciation                              201,925       193,697
                                        ------------  ------------
    Total operating costs and expenses    6,602,628     6,190,739
                                        ------------  ------------

LOSS FROM OPERATIONS                     (1,050,550)   (2,890,938)
                                        ------------  ------------

OTHER INCOME (EXPENSE):
  Reorganization costs                      (52,937)     (171,810)
  Interest income                            11,542        45,520
  Other income                               23,304        31,223
                                        ------------  ------------
    Total other expense, net                (18,091)      (95,067)
                                        ------------  ------------

LOSS BEFORE INCOME TAX PROVISION         (1,068,641)   (2,986,005)

INCOME TAX PROVISION                         20,678        12,636
                                        ------------  ------------

NET LOSS                                $(1,089,319)  $(2,998,641)
                                        ============  ============
NET LOSS PER UNIT
  BASIC AND DILUTED                     $     (1.91)  $     (5.25)
                                        ============  ============


   The accompanying notes are an integral part of these financial statements.

                                 PERFORMANCE CAPITAL MANAGEMENT, LLC

                                    STATEMENTS OF MEMBERS' EQUITY

                     FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM
                      FEBRUARY 4, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2002


                                                                                            Total
                                     Member    Unreturned    Abandoned    Accumulated     Members'
                                     Units       Capital      Capital       Deficit        Equity
                                    --------  -------------  ----------  -------------  -------------
Balance, February 4, 2002           571,550   $ 38,116,880   $        -  $(18,239,185)  $ 19,877,695

Distribution to investors                      (12,000,000)           -             -    (12,000,000)

Net loss                                                 -            -    (2,998,641)    (2,998,641)
                                    --------  -------------  ----------  -------------  -------------

Balance, December 31, 2002          571,550     26,116,880            -   (21,237,826)     4,879,054

Distributions to investors                        (471,977)           -             -       (471,977)

Member units returned by investors     (634)       (31,926)      31,926             -              -

Net loss                                                 -            -    (1,089,319)    (1,089,319)
                                    --------  -------------  ----------  -------------  -------------

Balance, December 31, 2003          570,916   $ 25,612,977   $   31,926  $(22,327,145)  $  3,317,758
                                    ========  =============  ==========  =============  =============


   The accompanying notes are an integral part of these financial statements.

                           PERFORMANCE CAPITAL MANAGEMENT, LLC

                                STATEMENTS OF CASH FLOWS

              FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM
                FEBRUARY 4, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2002


                                                                 2003          2002
                                                             ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(1,089,319)  $ (2,998,641)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                               201,925        193,697
    (Increase) decrease in assets:
      Other receivables                                           33,123         43,444
      Purchased loan portfolios                                1,962,698        719,012
      Deposits                                                         -         18,096
      Prepaid expenses and other assets                          (66,551)       (24,187)
    Increase (decrease) in liabilities:
      Accounts payable                                           (61,686)      (103,902)
      Pre-petition claims                                       (139,737)      (744,537)
      Accrued liabilities                                       (188,927)       256,360
      Income taxes payable                                          (800)        16,590
                                                             ------------  -------------
        Net cash provided by (used in) operating activities      650,726     (2,624,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                            (20,886)       (33,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to investors                                    (471,977)   (12,000,000)
                                                             ------------  -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          157,863    (14,658,040)

CASH AND CASH EQUIVALENTS, beginning of period                   871,534     15,529,574
                                                             ------------  -------------

CASH AND CASH EQUIVALENTS, end of period                     $ 1,029,397   $    871,534
                                                             ============  =============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Income taxes paid                                          $    18,190   $     12,000
                                                             ============  =============

  Interest paid                                              $         -   $          -
                                                             ============  =============


   The accompanying notes are an integral part of these financial statements.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS

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

The following is a summary of the ownership interest of Performance Capital Management, LLC pursuant to the terms of the Reorganization Plan:

Original
 Fund's    Number of      Number of        Percentage
  Name    Unit Holders  PCM LLC Units  Interest in PCM LLC
--------  ------------  -------------  -------------------
PAM                370         52,050                    9
PAMII              459         76,700                   13
PAMIII             595         99,900                   18
PAMIV             1553        285,950                   50
PAMV               327         56,950                   10
                        -------------  -------------------
  Totals                      571,550                  100
                        =============  ===================


The following is a summary of the ownership interest of Performance Capital Management, LLC as of December 31, 2003:

Original
 Fund's     Number of        Percentage
  Name    PCM LLC Units  Interest in PCM LLC
--------  -------------  -------------------

PAM              52,000                    9
PAMII            76,700                   13
PAMIII           99,900                   18
PAMIV           285,456                   50
PAMV             56,860                   10
          -------------  -------------------
  Totals        570,916                  100
          =============  ===================

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS

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

The combination of the Partnerships and PCM INC is summarized as follows (in thousands):

                                   PAM      PAMII     PAMIII    PAMIV      PAMV     PCM INC     Total
                                 ----------------------------------------------------------------------

Sale of Limited
  Partnership Units              $ 5,205   $ 7,670   $ 9,990   $28,595   $ 5,965   $      -   $ 57,425

Distributions
  to Investors                    (3,704)   (4,137)   (3,719)   (6,920)     (829)         -    (19,309)
                                 ----------------------------------------------------------------------

Unreturned Capital                 1,501     3,533     6,271    21,675     5,136          -     38,116

Accumulated Deficit                 (288)   (1,333)   (2,424)   (9,330)   (2,561)    (2,302)   (18,238)
                                 ----------------------------------------------------------------------

Cash and Net Assets
  Transferred to PCM LLC         $ 1,213   $ 2,200   $ 3,847   $12,345   $ 2,575   $ (2,302)    19,878
                                 ===========================================================

2002 Distributions to Investors                                                                (12,000)

Net Loss For The Year Ended
  December 31, 2002                                                                             (2,999)
                                                                                              ---------
Members' Equity PCM, LLC
  at December 31, 2002                                                                           4,879

2003 Distribution to Investors                                                                    (472)

Net Loss For The Year
  Ended December 31, 2003                                                                       (1,089)
                                                                                              ---------

Members' Equity PCM, LLC
  at December 31, 2003                                                                        $  3,318
                                                                                              =========


Performance Asset Management Fund III, Ltd. and Performance Asset Management Fund IV, Ltd., were reporting entities under the Securities Exchange Act of 1934. PAM, PAMII, PAMV, and PCM INC were not reporting entities. It was determined that Performance Capital Management, LLC is a "successor company" under rule 12g-3 of the Securities Exchange Act of 1934, and therefore is subject to the reporting requirements of the Securities Exchange Act of 1934. PCM LLC's LLC units are not publicly traded securities. The Reorganization Plan placed certain restrictions on the transfer of members' interests.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS

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

SOP 90-7 also requires the following procedures for entities that adopt fresh start accounting:

1. The reorganization value of the entity should be allocated to the entity's assets following FAS 141;
2. Liabilities other than deferred taxes should be stated at present values of amounts to be paid using current interest rates;
3. Deferred taxes should be presented in conformity with generally accepted accounting principles. Benefits realized from preconfirmation net operating loss carryforwards should reduce reorganization value in excess of amounts allocable to identifiable assets and other intangibles until exhausted and be reported as a direct addition to paid-in capital thereafter;
4. Changes in accounting principles that will be required for the emerging entity within the twelve months following the adoption of fresh start accounting should be adopted at the same time fresh start accounting is adopted.

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

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS

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

Purchased loan portfolios consisted primarily of non-performing credit card accounts. For substantially all the Company's acquired portfolios, future cash flows cannot be reasonably estimated in order to record an accretable yield consistently. Therefore, the Company utilizes the cost recovery method as required by AICPA Practice Bulletin 6. Application of the cost recovery method requires that any amounts received be applied first against the recorded amount of the portfolios; when that amount has been reduced to zero, any additional amounts received are recognized as net revenue. Acquired portfolios are initially recorded at their respective costs, and no accretable yield is recorded on the accompanying balance sheets.

The Company provides a valuation allowance for acquired loan portfolios when the present value of expected future cash flows do not exceed the carrying values of the portfolios.

Over the life of the portfolio, the Company's management continues to review the carrying values of each loan for impairment. If net present value of expected future cash flows fall below the carrying value of the related portfolio, the valuation allowance is adjusted accordingly.

Purchased  loan  portfolios
---------------------------

Purchased loan portfolios consisted primarily of non-performing credit card accounts. For substantially all the Company's acquired portfolios, future cash flows cannot be reasonably estimated in order to record an accretable yield consistently. Therefore, the Company utilizes the cost recovery method as required by AICPA Practice Bulletin 6. Application of the cost recovery method requires that any amounts received be applied first against the recorded amount of the portfolios; when that amount has been reduced to zero, any additional amounts received are recognized as net revenue. Acquired portfolios are initially recorded at their respective costs, and no accretable yield is recorded on the accompanying balance sheets.

The Company provides a valuation allowance for acquired loan portfolios when the present value of expected future cash flows do not exceed the carrying values of the portfolios.

Over the life of the portfolio, the Company's management continues to review the carrying values of each loan for impairment. If the net present value of estimated future cash flows falls below the carrying value of the related portfolio, the valuation allowance is adjusted accordingly. Adjustments to the valuation allowance are recorded in the statement of operations as a provision for losses on loan portfolios.

Cash  and  cash  equivalents
----------------------------

PCM LLC defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $1,239,000 as of December 31, 2003. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

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

Long-term assets of PCM LLC are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2003, management expects these assets to be fully recoverable.

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

Proceeds from strategic sales of purchased loan portfolios are recorded as net revenue when received.

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

Members'  Equity
----------------

Members' Equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of December 31, 2003, PCM LLC had 547,194 voting LLC units (547,828 LLC units as of December 31, 2002) and 23,722 non-voting LLC units (23,722 LLC units as of December 31, 2002). Abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC's plan of reorganization to eliminate the interests of members the Company has not been able to locate.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. The Company currently believes it has no arrangements that would be subject to this interpretation.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Effective for interim periods beginning after December 15, 2002, disclosure is required for information on the fair value of stock options and the effect on earnings per share (in tabular form) for both interim and annual reports. The Company currently does not have any stock-based compensation arrangements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," effective February 1, 2003. Interpretation No. 46 requires the primary beneficiary of a variable interest entity ("VIE") to consolidate the VIE under certain circumstances. Interpretation No. 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, Interpretation No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company currently believes it has no arrangements that would be subject to this interpretation.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective July 1, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities entered into after June 30, 2003, under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has applied the provisions of SFAS No. 149 prospectively upon adoption. The Company currently believes it has no arrangements that would be subject to this pronouncement.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," effective July 1, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

In December 2003, the FASB revised Statement of Financial Accounting Standards No 132 (revised 2003), "Employer's Disclosure about Pensions and Other Post Retirement Benefits," ("SFAS No. 132(R)"). SFAS No. 132(R) amends SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for
Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces. It also requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of December 31, 2003 and 2002 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate their fair values. The fair value of purchased loan portfolios was determined based on both market pricing and discounted expected cash flows. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at December 31, 2003 and 2002 was 20%. The estimated fair value of loan portfolios was $15,300,000 and $15,000,000 at December 31, 2003 and 2002, respectively.

NOTE 6 - PURCHASED LOAN PORTFOLIOS

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at December 31, 2003 and 2002 totaled approximately $1.1 billion.

The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the net present value of estimated future cash flows expected to be collected, a valuation allowance is recognized in the amount of such impairment.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 - PURCHASED LOAN PORTFOLIOS (CONTINUED)

The carrying amount of loans included in the accompanying balance sheets are as follows as of December 31:

                                      2003          2002
                                  ------------  ------------
Unrecovered cost balance,
  beginning of period             $ 9,517,146   $10,236,158
Valuation allowance,
  beginning of period              (5,472,952)   (5,472,952)
                                  ------------  ------------
Net balance, beginning of period    4,044,194     4,763,206
Net portfolio activity             (1,962,698)     (719,012)
                                  ------------  ------------
Net balance, end of period        $ 2,081,496   $ 4,044,194
                                  ============  ============

The activity in the loan portfolios in the accompanying financial statements is as follows:

                                     For the year      From February 4,
                                    ended Dec. 31,    2002 (Inception) to
                                         2003            Dec. 31, 2002
                                   ----------------  ---------------------
Purchased loan portfolios          $     2,479,713   $          4,789,018
Collections on loan portfolios          (9,440,806)            (7,452,236)
Sales of loan portfolios                  (553,683)            (1,355,595)
Revenue recognized on collections        5,550,695              2,317,707
Revenue recognized on sales                 66,450                982,094
Change in valuation allowance              (65,067)                     -
                                   ----------------  ---------------------
Net portfolio activity             $    (1,962,698)  $           (719,012)
                                   ================  =====================

The valuation allowance related to the loan portfolios at December 31, 2003 and 2002 are as follows:

                                          December 31,  December 31,
                                              2003         2002
                                          ------------  ------------
Valuation allowance, beginning of period  $  5,472,952  $  5,472,952
Change in valuation allowance                   65,067             -
                                          ------------  ------------
Valuation allowance, end of period        $  5,538,019  $  5,472,952
                                          ============  ============


NOTE  7  -  OTHER  RECEIVABLES

Other receivables consist of collections on portfolios received by a third party collection agency.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE  8-  PROPERTY  AND  EQUIPMENT

Property and equipment is as follows as of December 31:

                                  2003      2002
                                --------  --------
Office furniture and equipment  $273,835  $269,685
Computer equipment               482,729   465,994
Leasehold improvements            36,982    36,981
                                --------  --------
  Totals                         793,546   772,660
Less accumulated depreciation    395,622   193,697
                                --------  --------
  Property and equipment, net   $397,924  $578,963
                                ========  ========

Depreciation expense for the year ended December 31, 2003 and the period from February 4, 2002 (Inception) to December 31, 2002 amounted to $201,925 and $193,697 respectively.

NOTE  9  -  PRE-PETITION  CLAIMS

Under the Reorganization Plan PCM LLC was required to pay certain allowed pre-petition claims and professional fees totaling to approximately $1,400,000 of which $139,737 remained outstanding at December 31, 2002. At December 31, 2003 all of these claims had been paid or settled.

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES

Lease  commitments
------------------

The Company currently leases office space in Anaheim, California under a non-cancelable five year operating lease. Under the lease agreement, PCM LLC must pay a basic monthly rental charge plus a portion of the building's common area expenses.

Future minimum lease commitments as of December 31, 2003 are as follows:

      Year ending
     December  31,
     -------------
          2004                     $305,000
          2005                      314,000
          2006                      295,000
       Thereafter                     -

Rental expense for the year ended December 31, 2003 and the period from February 4, 2002 (Inception) to December 31, 2002 amounted to approximately $311,000 and $350,000 respectively.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Consent Decree - Fair Credit Reporting Act
------------------------------------------

In February 2001, a Consent Decree was entered in United States District Court in an action United States of America v. Performance Capital Management, Inc. (One of the entities that formed Performance Capital Management, LLC, see Note
1). Under the terms of the Consent Decree, PCM, INC had a civil penalty pursuant to Section 621 (a) of the Fair Credit Reporting Act, 15 U.S.C. 1681s(a) of $2,000,000 waived. The Consent Decree basically had PCM INC and its successors agree to follow the provisions of the Fair Credit Reporting Act. The Consent Decree ordered, among other specifics, that PCM INC and its successors, officers, employees, et al, are: 1) enjoined from failing to report correct delinquency dates to consumer reporting agencies; 2) enjoined from failing to properly investigate consumer disputes and verify, correct or delete the reporting of such information to consumer reporting agencies within the time set forth in the Fair Credit Reporting Act; 3) enjoined from failing to report accounts as "disputed" to consumer reporting agencies when consumers dispute accounts either in writing, orally, or by electronic means; and 4) enjoined from failing to comply in any other respect with the Fair Credit Reporting Act.

The Consent Decree provides for access to the business for a period of three years, including all computerized databases, right to inspect and copy all relevant documents and the right to interview officers and employees. This right of access pursuant to the Consent Decree ended in February 2004.

NOTE  11  -  EARNINGS  PER  MEMBER  UNIT

Basic and diluted earnings per member unit are calculated based on the weighted average number of member units issued and outstanding (571,392 for the year ended December 31, 2003 and 571,550 for the period from February 4, 2002 (Inception) to December 31, 2002).

NOTE  12  -  EMPLOYEE  BENEFIT  PLANS

The Company has a defined contribution plan covering all eligible full-time employees of Performance Capital Management (the Plan Sponsor) who are currently employed by the Company and have completed six months of service from the time of enrollment. The Plan was established by the Plan Sponsor to provide retirement income for its employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974 as amended (ERISA).

The Plan is a contributory plan whereby participants may contribute up to a maximum of 15% of pre-tax annual compensation. Participants may also contribute amounts representing distributions from other qualified defined benefit or contribution plans. The Plan Sponsor does not make matching contributions.

NOTE  13  -  SUBSEQUENT  EVENTS

The Company is conducting extensive negotiations with Varde Investment Partners, L.P. ("Varde"), a well-known participant in the debt collection industry, to augment its purchasing capacity using capital provided by Varde. The Company has not yet concluded its negotiation with Varde and reached a definitive agreement, and it is possible that the Company may not reach a definitive agreement with Varde.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                        NOTES TO THE FINANCIAL STATEMENTS

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES
------------------------------------

In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and Accounting Manager, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Operations Officer and Accounting Manager concluded that our disclosure controls and procedures were effective as of December 31, 2003, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the fourth quarter of 2003, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

The information required by Item 9 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2003.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

The information required by Item 10 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2003.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED  SECURITY  HOLDER  MATTERS
----------------------------------

The information required by Item 11 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2003.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

The information required by Item 12 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2003.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  ---------------------------------------------------------------------------------------------------
2.1      Joint Chapter 11 Plan of Reorganization Proposed by Chapter 11 Trustee and the Official Committee
         of Equity Security Holders effective February 4, 2002 (1)

2.2      First Amended Disclosure Statement Describing Joint Chapter 11 Plan Proposed by Chapter 11
         Trustee and the Official Committee of Equity Security Holders approved on October 12, 2001 (1)


3.1      Performance Capital Management, LLC Articles of Organization (1)

3.2      Operating Agreement for Performance Capital Management, LLC (1)

3.3      First Amendment to Operating Agreement for Performance Capital Management, LLC (1)

3.4      Second Amendment to Operating Agreement for Performance Capital Management, LLC (5)

4.1      Specimen Performance Capital Management, LLC Unit Certificate (1)

4.2      Specimen Performance Capital Management, LLC Economic Interest Unit Certificate (1)

4.3      Provisions in the Operating Agreement for Performance Capital Management, LLC pertaining to the rights of LLC Unit holders (see Exhibits 3.2 and 3.3) (1)

10.1     Lease Agreement (2)

10.2     Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and
         David J. Caldwell (3)

10.3     Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and
         William D. Constantino (3)

10.4     Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and
         Darren S. Bard (3)

14.1     Code of Business Conduct and Ethics

20.1     Form of letter to Unit Holders communicating the recommendation of the Board (4)

20.2     Solicitation/Recommendation Statement dated October 21, 2003 (4)

21.1     Performance Capital Management, LLC does not currently have any subsidiaries.

31.1     Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2     Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1     Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.
         Sec. 1350 *

* The certifications filed under Exhibit 32.1 are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Performance Capital Management, LLC under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that Performance Capital Management, LLC specifically incorporates it by reference.

(1) Filed on April 2, 2003 as an exhibit to our report on Form 8-K dated February 4, 2002 and incorporated herein by reference.

(2) Filed on April 25, 2003 as an exhibit to our report on Form 10-QSB for the period ended March 31, 2002 and incorporated herein by reference.

(3) Filed on April 25, 2003 as an exhibit to our report on Form 10-QSB for the period ended September 30, 2002 and incorporated herein by reference.

(4) Filed on October 22, 2003 as an exhibit to our report on Form 8-K dated October 21, 2003 and incorporated herein by reference.

(5) Filed on November 14, 2003 as an exhibit to our report on Form 10-QSB for the period ended September 30, 2003 and incorporated herein by reference.

REPORTS  ON  FORM  8-K

On October 22, 2003, we filed a report on Form 8-K dated October 21, 2003 pertaining to an offer by an economic interest holder of non-voting LLC Units of Performance Capital Management, LLC to purchase voting LLC Units from members. The report contained an Item 5 Other Events disclosure and an Item 7 disclosure consisting of a list of exhibits.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
-----------------------------------------------------

The information required by Item 14 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2003.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                      By: /s/ David J. Caldwell         Date: April 12, 2004
                         ------------------------            -------------------
                         David  J.  Caldwell
                         Chief  Operations  Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

-------------------------------  ------------------------------------  --------------
            NAME                                TITLE                       DATE
-------------------------------  ------------------------------------  --------------

By: /s/ David J. Caldwell        Chief Operations Officer (Principal   April 12, 2004
-------------------------------                                        --------------
    David J. Caldwell            Executive Officer)

-------------------------------  ------------------------------------  --------------

By: /s/  Larisa Gadd             Co-Chairperson of the Board           April 12, 2004
-------------------------------                                        --------------
    Larisa Gadd

-------------------------------  ------------------------------------  --------------

By: /s/  Lester T. Bishop        Co-Chairperson of the Board           April 12, 2004
-------------------------------                                        --------------
    Lester T. Bishop

-------------------------------  ------------------------------------  --------------

By: /s/  Larry C. Smith          Director                              April 12, 2004
-------------------------------                                        --------------
    Larry C. Smith

-------------------------------  ------------------------------------  --------------

By: /s/ David Barnhizer         Director                              April 12, 2004
-------------------------------                                        --------------
    David Barnhizer

-------------------------------  ------------------------------------  --------------

By: /s/  Rodney Woodworth        Director                              April 12, 2004
-------------------------------                                        --------------
    Rodney Woodworth

-------------------------------  ------------------------------------  --------------

By: /s/  Sanford Lakoff          Director                              April 12, 2004
-------------------------------                                        --------------
    Sanford Lakoff

-------------------------------  ------------------------------------  --------------

By: /s/ Donald W. S. Rutherford  Director                              April 12, 2004
-------------------------------                                        --------------
    Donald W. S. Rutherford

-------------------------------  ------------------------------------  --------------

By: /s/  Edward M. Rucker        Accounting Manager (Principal         April 12, 2004
-------------------------------                                        --------------
    Edward M. Rucker             Financial Officer)

-------------------------------  ------------------------------------  --------------

                                         EXHIBIT INDEX
                                         -------------

EXHIBIT
NUMBER   DESCRIPTION
-------  ---------------------------------------------------------------------------------------------------
2.1      Joint Chapter 11 Plan of Reorganization Proposed by Chapter 11 Trustee and the Official Committee
         of Equity Security Holders effective February 4, 2002 (1)

2.2      First Amended Disclosure Statement Describing Joint Chapter 11 Plan Proposed by Chapter 11
         Trustee and the Official Committee of Equity Security Holders approved on October 12, 2001 (1)

3.1      Performance Capital Management, LLC Articles of Organization (1)

3.2      Operating Agreement for Performance Capital Management, LLC (1)

3.3      First Amendment to Operating Agreement for Performance Capital Management, LLC (1)

3.4      Second Amendment to Operating Agreement for Performance Capital Management, LLC (5)

4.1      Specimen Performance Capital Management, LLC Unit Certificate (1)

4.2      Specimen Performance Capital Management, LLC Economic Interest Unit Certificate (1)

4.3      Provisions in the Operating Agreement for Performance Capital Management, LLC pertaining to the rights of LLC Unit holders (see Exhibits 3.2 and 3.3) (1)

10.1     Lease Agreement (2)

10.2     Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and
         David J. Caldwell (3)

10.3     Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and
         William D. Constantino (3)

10.4     Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and
         Darren S. Bard (3)

14.1     Code of Business Conduct and Ethics

20.1     Form of letter to Unit Holders communicating the recommendation of the Board (4)

20.2     Solicitation/Recommendation Statement dated October 21, 2003 (4)

21.1     Performance Capital Management, LLC does not currently have any subsidiaries.

31.1     Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2     Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1     Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.
         Sec. 1350 *

* The certifications filed under Exhibit 32.1 are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Performance Capital Management, LLC under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that Performance Capital Management, LLC specifically incorporates it by reference.


(1) Filed on April 2, 2003 as an exhibit to our report on Form 8-K dated February 4, 2002 and incorporated herein by reference.

(2) Filed on April 25, 2003 as an exhibit to our report on Form 10-QSB for the period ended March 31, 2002 and incorporated herein by reference.

(3) Filed on April 25, 2003 as an exhibit to our report on Form 10-QSB for the period ended September 30, 2002 and incorporated herein by reference.

(4) Filed on October 22, 2003 as an exhibit to our report on Form 8-K dated October 21, 2003 and incorporated herein by reference.

(5) Filed on November 14, 2003 as an exhibit to our report on Form 10-QSB for the period ended September 30, 2003 and incorporated herein by reference.