Form 10QSB
period 2004-03-31
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2004-05-17
CIK 1221170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  March 31, 2004
                                                ------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2004, the issuer had 570,916 LLC Units issued and outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2004



PART I - FINANCIAL INFORMATION                                              PAGE

Item 1   Financial  Statements

         Independent Accountants' Review Report. . . . . . . . . . . . . . .  1

         Balance Sheets as of March 31, 2004 (unaudited)
         and December 31, 2003 (audited) . . . . . . . . . . . . . . . . . .  2

         Statements of Operations for the three months ended
         March 31, 2004 and 2003 (unaudited) . . . . . . . . . . . . . . . .  3

         Statements of Members' Equity for the three months ended
         March 31, 2004 and 2003 (unaudited) and the year ended December
         31, 2003 (audited). . . . . . . . . . . . . . . . . . . . . . . . .  4

         Statements of Cash Flows for the three months ended
         March 31, 2004 and 2003 (unaudited) . . . . . . . . . . . . . . . .  5

         Condensed Notes to the Financial Statements (unaudited) . . . . . .  6

Item 2   Management's  Discussion and Analysis of Financial Condition
         and Results of  Operations. . . . . . . . . . . . . . . . . . . . . 14

Item 3   Controls  and  Procedures . . . . . . . . . . . . . . . . . . . . . 20

PART II - OTHER INFORMATION

Item 1   Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 20

Item 2   Changes  in  Securities  and  Small  Business  Issuer  Purchases
         of Equity Securities. . . . . . . . . . . . . . . . . . . . . . . . 20

Item 6   Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . . 20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS



            [MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]


INDEPENDENT ACCOUNTANTS' REVIEW REPORT
--------------------------------------



To the Board of Directors
Performance Capital Management, LLC
Anaheim, California

We have reviewed the accompanying balance sheet of Performance Capital Management, LLC, as of March 31, 2004, and the related statements of operations, members' equity and cash flows for the three months ended March 31, 2004 and 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Performance Capital Management, LLC.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Performance Capital Management, LLC as of December 31, 2003, and the related statements of operations, members' equity and cash flows for the year ended December 31, 2003 (not presented herein); and in our report dated February 20, 2004 and April 9, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/  Moore Stephens Wurth Frazer And Torbet, LLP


May 3, 2004
Orange, California

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                                 BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

                                                 March 31,   December 31,
                                                   2004         2003
                                               (unaudited)    (audited)
                                               ------------  -----------
                                     ASSETS
                                     ------
  Cash and cash equivalents                    $  2,090,319  $ 1,007,949
  Restricted cash                                    21,461       21,448
  Other receivables                                  18,498       14,492
  Purchased loan portfolios, net                  1,575,265    2,081,496
  Property and equipment, net                       358,433      397,924
  Deposits                                           56,588       56,588
  Prepaid expenses and other assets                 195,277      135,738
                                               ------------  -----------


      Total assets                             $  4,315,841  $ 3,715,635
                                               ============  ===========



                        LIABILITIES AND MEMBERS' EQUITY
                        -------------------------------

LIABILITIES:

  Accounts payable                             $     67,943  $    68,735
  Accrued liabilities                               408,078      313,352
  Income taxes payable                               27,390       15,790
                                               ------------  -----------
      Total liabilities                             503,411      397,877

COMMITMENTS AND CONTINGENCIES                             -            -

MEMBERS' EQUITY                                   3,812,430    3,317,758
                                               ------------  -----------

        Total liabilities and members' equity  $  4,315,841  $ 3,715,635
                                               ============  ===========


The accompanying notes are an integral part of these financial statements. See Independent Accountants' Review Report.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                            STATEMENTS OF OPERATIONS

                                             March 31,     March 31,
                                                2004          2003
                                            (unaudited)   (unaudited)
                                            ------------  ------------
REVENUES:
  Portfolio collections                     $ 2,451,370   $ 2,639,618
  Portfolio sales                             1,782,064       345,961
                                            ------------  ------------
      Total revenues                          4,233,434     2,985,579
  Less portfolio basis recovery               1,826,227     1,578,966
                                            ------------  ------------

NET PORTFOLIO COLLECTION REVENUES             2,407,207     1,406,613
                                            ------------  ------------

OPERATING COSTS AND EXPENSES:
  Salaries and benefits                       1,114,460     1,120,108
  General and administrative                    577,370       545,693
  Depreciation                                   45,173        51,501
                                            ------------  ------------
      Total operating costs and expenses      1,737,003     1,717,302
                                            ------------  ------------

INCOME (LOSS) FROM OPERATIONS                   670,204      (310,689)
                                            ------------  ------------

OTHER INCOME (EXPENSE):
  Reorganization costs                           (8,837)      (23,523)
  Interest income                                 2,391         1,935
  Other income                                    7,017        10,584
                                            ------------  ------------
      Total other income (expense), net             571       (11,004)
                                            ------------  ------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION       670,775      (321,693)

INCOME TAX PROVISION                             11,600         2,948
                                            ------------  ------------

NET INCOME (LOSS)                           $   659,175   $  (324,641)
                                            ============  ============

NET INCOME (LOSS) PER UNIT
  BASIC AND DILUTED                         $      1.15   $     (0.57)
                                            ============  ============


The accompanying notes are an integral part of these financial statements. See Independent Accountants' Review Report.

                                PERFORMANCE CAPITAL MANAGEMENT, LLC

                                   STATEMENTS OF MEMBERS' EQUITY

                                                                                         Total
                                     Member    Unreturned   Abandoned    Accumulated    Members'
                                     Units      Capital      Capital       Deficit       Equity
                                    --------  ------------  ----------  -------------  -----------
Balance, December 31, 2002          571,550   $26,116,880   $           $(21,237,826)  $4,879,054

Net loss                                                                    (324,641)    (324,641)
                                    --------  ------------  ----------  -------------  -----------

Balance, March 31, 2003             571,550    26,116,880                (21,562,467)   4,554,413
                                    --------  ------------  ----------  -------------  -----------

Distributions to investors                       (471,977)                               (471,977)

Member units returned by investors     (634)      (31,926)      31,926

Net loss                                                                    (764,678)    (764,678)
                                    --------  ------------  ----------  -------------  -----------

Balance, December 31, 2003          570,916    25,612,977       31,926   (22,327,145)   3,317,758

Distributions to investors                       (164,503)                               (164,503)

Net income                                                                   659,175      659,175
                                    --------  ------------  ----------  -------------  -----------

Balance, March 31, 2004             570,916   $25,448,474   $   31,926  $(21,667,970)  $3,812,430
                                    ========  ============  ==========  =============  ===========


The accompanying notes are an integral part of these financial statements. See Independent Accountants' Review Report.

                                PERFORMANCE CAPITAL MANAGEMENT, LLC

                                     STATEMENTS OF CASH FLOWS

                                                             For the three        For the three
                                                             months ended         months ended
                                                            March 31, 2004       March 31, 2003
                                                              (unaudited)         (unaudited)
                                                           ----------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $        659,175   $          (324,641)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation                                                   45,173                51,501
    (Increase) decrease in assets:
      Other receivables                                              (4,006)                9,800
      Contract receivable                                                                (103,048)
      Prepaid expenses and other assets                             (59,539)              (28,537)
      Loan portfolios                                               506,231             1,229,015
    Increase (decrease) in liabilities:
      Accounts payable                                                 (792)               44,297
      Pre-petition claims                                                                 (32,052)
      Accrued liabilities                                            94,726                (9,950)
      Income taxes payable                                           11,600                 2,948
                                                           ----------------  --------------------
        Net cash provided by operating activities                 1,252,568               839,333

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                (5,682)               (3,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to investors                                       (164,503)
                                                           ----------------  --------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                           1,082,383               835,659

CASH AND CASH EQUIVALENTS, beginning of period                    1,029,397               871,534
                                                           ----------------  --------------------
CASH AND CASH EQUIVALENTS, end of period                   $      2,111,780   $         1,707,193
                                                           =================  ====================
SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Income taxes paid                                        $            800   $
                                                           =================  ====================
  Interest paid                                            $                  $
                                                           =================  ====================


The accompanying notes are an integral part of these financial statements. See Independent Accountants' Review Report.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS

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


See Independent Accountants' Review Report.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS, (CONTINUED)

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
                        =============  ===================


The following is a summary of the ownership interest of Performance Capital Management, LLC as of March 31, 2004:

Original
Fund's    Number of      Percentage
Name      PCM LLC Units  Interest in PCM LLC
--------  -------------  -------------------

PAM              52,000                    9
PAMII            76,700                   13
PAMIII           99,900                   18
PAMIV           285,456                   50
PAMV             56,860                   10
--------  -------------  -------------------
Totals          570,916                  100
========  =============  ===================


See Independent Accountants' Review Report.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS

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

The combination of the Partnerships and PCM INC is summarized as follows (in thousands):

                                   PAM      PAMII     PAMIII    PAMIV      PAMV     PCM INC     Total
                                 ----------------------------------------------------------------------
Sale of Limited
  Partnership Units              $ 5,205   $ 7,670   $ 9,990   $28,595   $ 5,965   $      -   $ 57,425

Distributions
  to Investors                    (3,704)   (4,137)   (3,719)   (6,920)     (829)         -    (19,309)
                                 ----------------------------------------------------------------------

Unreturned Capital                 1,501     3,533     6,271    21,675     5,136          -     38,116

Accumulated Deficit                 (288)   (1,333)   (2,424)   (9,330)   (2,561)    (2,302)   (18,238)
                                 ----------------------------------------------------------------------

Cash and Net Assets
  Transferred to PCM LLC         $ 1,213   $ 2,200   $ 3,847   $12,345   $ 2,575   $ (2,302)    19,878
                                 ===========================================================

2002 Distribution to Investors                                                                 (12,000)

Net Loss For The Year Ended
  December 31, 2002                                                                             (2,999)
                                                                                              ---------

Members' Equity PCM, LLC
  at December 31, 2002                                                                           4,879

2003 Distributions to Investors                                                                   (472)

Net Loss For The Year
  Ended December 31, 2003                                                                       (1,089)
                                                                                              ---------

Members' Equity PCM, LLC
  at December 31, 2003                                                                           3,318

2004 Distribution to Investors                                                                    (165)

Net Income For The Period
  Ended March 31, 2004                                                                             659
                                                                                              ---------

Members' Equity PCM, LLC
  at March 31, 2004                                                                           $  3,812
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


See Independent Accountants' Review Report.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS, (CONTINUED)

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

Use of Estimates
----------------

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

Purchased Loan Portfolios
-------------------------

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


See Independent Accountants' Review Report.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)


Purchased Loan Portfolios, (continued)
--------------------------------------

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

Cash and Cash Equivalents
-------------------------

PCM LLC defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $2,265,000 as of March 31, 2004. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

Revenue Recognition
-------------------

Revenue is accounted for using the cost recovery method of accounting in accordance with Practice Bulletin No. 6, "Amortization of Discounts on Certain Acquired Loans". Under the cost recovery method of accounting, all cash receipts relating to individual loan portfolios are applied first to recover the cost of the portfolios, prior to recognizing any revenue. Cash receipts in excess of the cost of purchased loan portfolios are then recognized as net revenue.

Loan portfolio sales occur after the initial portfolio analysis is performed and the loan portfolio is acquired. Portfolios sold typically either do not meet PCM LLC's targeted collection characteristics, are located in geographic areas where PCM LLC is not licensed to collect or are sold for strategic reasons. Loan portfolios sold are valued at the lower of cost or market.

Proceeds from strategic sales of purchased loan portfolios in excess of their cost basis are recorded as net revenue when received.

Members' Equity
---------------

Members' equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of March 31, 2004, PCM LLC had 547,194 voting LLC units (547,194 LLC units as of December 31, 2003) and 23,722 non-voting LLC units (23,722 LLC units as of December 31, 2003). Abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC's plan of reorganization to eliminate the interests of members the Company has not been able to locate.


See Independent Accountants' Review Report.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of March 31, 2004 and December 31, 2003 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate their fair values. The fair value of purchased loan portfolios was determined based on both market pricing and discounted expected cash flows. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at March 31, 2004 and December 31, 2003 was 20%. The estimated fair value of loan portfolios was $15,200,000 and $15,300,000 at March 31, 2004 and December 31, 2003, respectively.

NOTE 5 - PURCHASED LOAN PORTFOLIOS

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at March 31, 2004 and December 31, 2003 totaled approximately $692 million and $1.1 billion, respectively.

The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the net present value of estimated future cash flows expected to be collected, a valuation allowance is recognized in the amount of such impairment.

The carrying amount of loans included in the accompanying balance sheets are as follows:


                                       As of            As of
                                   Mar. 31, 2004    Dec. 31, 2003
                                  ---------------  ---------------
Unrecovered cost balance,
  beginning of period             $    7,619,515   $    9,517,146
Valuation allowance,
  beginning of period                 (5,538,019)      (5,472,952)
                                  ---------------  ---------------
Net balance, beginning of period       2,081,496        4,044,194
Net portfolio activity                  (506,231)      (1,962,698)
                                  ---------------  ---------------
Net balance, end of period        $    1,575,265   $    2,081,496
                                  ===============  ===============


The activity in the loan portfolios in the accompanying financial statements is as follows:

                                    For the three    For the three
                                    months ended     months ended
                                    Mar. 31, 2004    Mar. 31, 2003
                                   ---------------  ---------------
Purchased loan portfolios          $    1,319,996   $      349,951
Collections on loan portfolios         (2,451,370)      (2,639,618)
Sales of loan portfolios               (1,782,064)        (345,961)
Revenue recognized on collections       1,659,620        1,351,509
Revenue recognized on sales               747,587           55,104
                                   ---------------  ---------------
Net portfolio activity             $     (506,231)  $   (1,229,015)
                                   ===============  ===============


See Independent Accountants' Review Report.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - PURCHASED LOAN PORTFOLIOS, (CONTINUED)

The valuation allowance related to the loan portfolios had a balance of $5,538,019 at March 31, 2004 and December 31, 2003.

NOTE 6 - OTHER RECEIVABLES

Other receivables consist of collections on portfolios received by a third party collection agency.

NOTE 7 - PROPERTY AND EQUIPMENT

Property  and  equipment  is  as  follows:

                                    As of           As of
                                Mar. 31, 2004   Dec. 31, 2003
                                --------------  --------------
Office furniture and equipment  $      274,260  $      273,835
Computer equipment                     487,986         482,729
Leasehold improvements                  36,982          36,982
                                --------------  --------------
  Totals                               799,228         793,546
Less accumulated depreciation          440,795         395,622
                                --------------  --------------
  Property and equipment, net   $      358,433  $      397,924
                                ==============  ==============

Depreciation expense for the three months ended March 31, 2004 and 2003 amounted to $45,173 and $51,501, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
-----------------

The Company currently leases office space in Anaheim, California under a non-cancelable five year operating lease. Under the lease agreement, PCM LLC must pay a basic monthly rental charge plus a portion of the building's common area expenses.

Future minimum lease commitments as of March 31, 2004 are as follows:

     Year ending
      March 31,
     -----------
         2004              $307,000
         2005               316,000
         2006               214,000
      Thereafter               -

Rental expense for the three months ended March 31, 2004 and 2003 amounted to approximately $79,659 and $77,581, respectively.

Consent Decree - Fair Credit Reporting Act
------------------------------------------

In February 2001, a Consent Decree was entered in United States District Court in an action United States of America v. Performance Capital Management, Inc. (One of the entities that formed Performance Capital Management, LLC, see


See Independent Accountants' Review Report.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES, (CONTINUED)

Consent Decree - Fair Credit Reporting Act, (continued)
-------------------------------------------------------

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

The Consent Decree provides for access to the business for a period of three years, including all computerized databases, right to inspect and copy all relevant documents and the right to interview officers and employees. The Consent Decree expired in February 2004.

NOTE 9 - EARNINGS PER MEMBER UNIT

Basic and diluted earnings per member unit are calculated based on the weighted average number of member units issued and outstanding 570,916 for the three months ended March 31, 2004 and 571,550 for the three months ended March 31, 2003.

NOTE 10 - EMPLOYEE BENEFIT PLANS

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

NOTE 11 - OTHER EVENTS

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


See Independent Accountants' Review Report.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes and the other financial information appearing elsewhere in this report and with the financial information contained in our Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004.

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

OPERATING RESULTS

Comparison of Results for the Quarters Ended March 31, 2004, and 2003

The following discussion compares our results for the quarter ended March 31, 2004, to the quarter ended March 31, 2003. We had net income of approximately $659,000 for the quarter ended March 31, 2004, as compared to a net loss of approximately $325,000 for the quarter ended March 31, 2003. Our operating activities provided cash of approximately $1.3 million in the quarter ended March 31, 2004, as compared to providing cash of approximately $839,000 in the quarter ended March 31, 2003.

Revenue
-------

Our net revenues increased to approximately $2.4 million for the quarter ended March 31, 2004, from approximately $1.4 million for the quarter ended March 31, 2003. The following table presents a comparison of the components of our revenues for the quarter ended March 31, 2004, to the quarter ended March 31, 2003, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                 Total                  Collections                  Sales
                        ------------------------  ------------------------  ------------------------
                         March 31,    March 31,    March 31,    March 31,    March 31,    March 31,
                           2004         2003         2004         2003         2004         2003
                        -----------  -----------  -----------  -----------  -----------  -----------
                             ($in millions)            ($in millions)            ($in millions)
Total revenues          $      4.2   $      3.0   $      2.4   $      2.6   $      1.8   $      0.4
Less basis recovery           (1.8)        (1.6)        (0.8)        (1.3)        (1.0)        (0.3)
                        -----------  -----------  -----------  -----------  -----------  -----------
Net revenues            $      2.4   $      1.4   $      1.6   $      1.3   $      0.8   $      0.1
                        ===========  ===========  ===========  ===========  ===========  ===========
Net revenue percentage        56.9%        47.1%        67.7%        51.2%        42.0%        15.9%

Portfolio collections continue to provide most of our total revenues. Our total revenues from portfolio collections remained stable, but we showed substantial improvement in net revenues from portfolio collections. Our net revenues from portfolio collections (as well as the corresponding percentage of net revenues to total revenues) increased principally due to maintaining collection trends on our older portfolios with low or fully-amortized cost bases while simultaneously exploiting portfolios purchased during the second half of 2002. We have completely recovered the cost basis of most of these portfolios purchased in 2002, resulting in collections of these portfolios generating net revenue. We expect our 2002 portfolios to continue generating net revenues. During the quarter ended March 31, 2004, we acquired approximately $1.3 million of new portfolios. The cost basis recovery associated with collecting these 2004 portfolios, combined with others that we acquired in 2003, could offset the increase in net revenue percentage we would otherwise expect our 2002 portfolios to generate.

Both our total and net revenues from portfolio sales showed dramatic increases. As part of our program to emphasize efforts to continue to collect some of our older portfolios, we identified a substantial number of older portfolios whose collection lives, from our perspective, have run their course. We identified these portfolios as candidates for sale and were able to sell a number of them in the first quarter of 2004 on terms we considered acceptable. We may engage in further sales if we believe market conditions are acceptable. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

Our net income of approximately $659,000 for the quarter ended March 31, 2004, is essentially due to the approximately $748,000 of net revenues we derived from portfolio sales. Without this large volume of sales, we would have essentially had a break-even quarter. Although we still have some portfolios identified for sale, we do not expect future portfolio sales to be of the same magnitude that we experienced this quarter.

Operating Expenses
------------------

Our total operating costs and expenses remained relatively stable at approximately $1.7 million for each of the quarters ended March 31, 2004, and 2003. Our ratio of operating costs and expenses to total revenues decreased to 41.0% for quarter ended March 31, 2004, from approximately 57.5% for quarter ended March 31, 2003. The improvement in 2004 from 2003 was due principally to the dramatic increase in revenues from portfolio sales in 2004. Because these portfolio sales result in substantial revenues without any corresponding collection effort, they have the effect of artificially lowering the 2004 ratio of operating costs and expenses to total revenues. Without the large portfolio sales, our ratio of operating costs and expenses to total revenues would have fluctuated somewhat, but probably not more than three to five percent. Our general and administration expenses increased to approximately $577,000 for the quarter ended March 31, 2004, from approximately $546,000 for the quarter ended March 31, 2003. Our salaries and benefits expenses remained relatively stable at approximately $1.1 million for each of the quarters ended March 31, 2004, and 2003. Our headcount has remained relatively stable, although we still experience significant employee turnover among our collectors. Our operating expenses may increase somewhat in 2004 if we increase the volume of accounts we collect, but we expect increases in total revenues to accompany any material increases in variable costs associated with our collection efforts.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our cash and cash equivalents increased approximately $1.1 million in the first quarter of 2004 to a balance of approximately $2.1 million at March 31, 2004. During the quarter ended March 31, 2004, our portfolio collections and sales generated approximately $4.2 million of cash, and we used approximately $1.7 million for operating and other activities, approximately $1.3 million to purchase new portfolios and approximately $165,000 for distributions to unit holders.

During the quarter ended March 31, 2004, we continued making progress toward, but did not achieve results consistent with, our business plan: to recover the cost we pay for our portfolios, pay our collecting and operating costs and still have a profit. Excluding the results from the large volume of portfolio sales in the first quarter of 2004, our cost basis recovery of approximately $792,000 plus our operating and other expenses of approximately $1.7 million exceeded our total revenues from collections of approximately $2.4 million by approximately $77,000. We received approximately $1.8 million in cash during the quarter ended March 31, 2004, from sales of portfolios. We used some of these funds to purchase approximately $1.3 million of new portfolios during the quarter. Approximately $518,000 included in these purchases and sales consists of a portfolio that we purchased and then immediately resold. On a cash basis, our $1.1 million increase in cash was due to our collections and sales of approximately $4.2 million exceeding the sum of (a) our new portfolio acquisitions of approximately $1.3 million plus (b) our cash operating and other costs of approximately $1.7 million plus (c) distributions of approximately $165,000.

During the fourth quarter of 2003, we used some of the cash reserves we accumulated during the first three quarters of 2003 to acquire approximately $1.1 million of new portfolios. We believe that market conditions for acquiring new portfolios improved during the fourth quarter of 2003 and have remained favorable during the first quarter of 2004. Due in large part to our substantial portfolio sales in the first quarter of 2004, we increased portfolio acquisitions in the first quarter to approximately $1.3 million, and at the same time increased our cash balance by approximately $1.1 million. Whether we continue to acquire portfolios at the pace of the last two quarters will continue to depend on our assessment of market conditions, as well as the amount of liquid cash and other financial resources available to us.

We believe we continue to improve the balance between our new and old portfolios. In addition, we believe that our procedures to ensure that our collectors continue to focus collection efforts on older portfolios that still have returns to yield, rather than focusing just on the most recently acquired portfolios, continue to show results. By monitoring the results of calls originated through our dialer, we have identified portfolios that require more cost to collect than others. Particularly where we have worked to collect these portfolios over an extended period of time, we have identified these portfolios as candidates for sale if we are able to sell them at reasonable prices. We sold a number of these portfolios in the first quarter of 2004. We believe this process of constantly evaluating portfolio returns against costs of collection should continue to improve the balance between our new and old portfolios.

Our portfolios provide our principal long-term source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. Our estimate of the fair value of our portfolios at March 31, 2004, decreased approximately $100,000 to approximately $15.2 million from approximately $15.3 million at December 31, 2003. At the same time, the cost basis of our portfolios decreased to approximately $1.6 million at March 31, 2004, from approximately $2.1 million at December 31, 2003.

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

In the first quarter of 2004, however, both the cost basis of our portfolios and their fair value decreased. Our portfolio sales of $1.8 million (with a cost basis of approximately $1.0 million) played a significant role in the overall decrease in the cost basis of our portfolios. Fair value declined in part because we replaced these sold portfolios with only $1.3 million of new portfolios. We believe the fair value of our portfolios will increase in the near term as we continue to acquire new portfolios and our sales of older portfolios decrease. We believe our portfolio cost basis will also increase in the near term because of reinvesting cash proceeds from sales of older portfolios into the purchase of new portfolios and because we anticipate being able to borrow funds to acquire new portfolios. Long-term growth in portfolio cost basis will depend on whether market conditions continue to permit us to purchase portfolios at reasonable prices and on our financial resources.

We used a discount rate of 20% to determine the fair values of our portfolios at March 31, 2004, and December 31, 2003. The following table sets forth alternative estimates of fair value if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

                                             March 31, 2004   December 31, 2003
                                             ---------------  ------------------

Higher collection risk (25% discount rate)   $  14.1 million  $     14.3 million
Assumed collection risk (20% discount rate)  $  15.2 million  $     15.3 million
Lower collection risk (15% discount rate)    $  16.3 million  $     16.6 million

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

In the near term we plan to use some of our cash collections representing cost basis recovery to make distributions to our members and interest holders. Ultimately we plan to generate cash in excess of our collection and operating costs and our cost basis recovery and to use some of the excess cash to make distributions to our members and interest holders. Beginning in April 2003, we began making quarterly distributions. During 2003, we made three distributions totaling approximately $472,000. We made distributions totaling approximately $327,000 in January and April of 2004.

In the near term, we plan to reinvest some of our cash collections representing cost basis recovery to acquire additional portfolios to continue growing the fair value of our portfolios on a quarter to quarter basis. Ultimately we plan to reinvest all of the cash representing cost basis recovery, plus a portion of excess cash, to acquire additional portfolios. During the first quarter of 2004, we reinvested approximately $1.3 million of the approximately $1.8 million we received from portfolio sales to acquire new portfolios.

Our Board of Directors has described this strategy as having two parts:

     -    Provide  an  annuity  without impairing the value of the business; and

     -    Grow  the  business  to  increase  the  annuity.

Due to factors such as the availability of new portfolios, market pricing conditions for new portfolios, large sales of older portfolios and the timing of distributions to our members, we may not achieve increases in fair value each quarter.

We do not have any lines of credit or other debt financing available to us at this time. At this time we do not use credit arrangements to acquire portfolios. We have, however, conducted extensive negotiations with Varde Investment
Partners, L.P. ("Varde"), a well-known participant in the debt collection industry, to augment our purchasing capacity using capital provided by Varde. We have not yet concluded our negotiation with Varde and reached a definitive agreement, and it is possible that we may not reach a definitive agreement with Varde. Due to the material effect that concluding an agreement with Varde could have on our business prospects, however, we are providing the following summary of some of the key business points we have negotiated with Varde:

     - The facility would provide up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term.
     - Varde would not be under any obligation to make a loan to us if Varde does not approve of the portfolio(s) we propose to acquire and the terms of the acquisition.
     - Varde would have the right to participate in any proposed acquisition of a portfolio by us pursuant to a right of first refusal.
     - We would have to agree with Varde on the terms for each specific advance under the loan facility, including such material terms as (a) the relative sizes of our participation and Varde's in supplying the purchase price; (b) the amount of servicing fees we would receive for collecting the portfolio; (c) the rates of return on the funds advanced by Varde and us; and (d) the split of any excess profits after repayment of the purchase price (plus interest) to Varde and us and payment of collection expenses.

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

ITEM 3. CONTROLS AND PROCEDURES

In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and Accounting Manager, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Operations Officer and Accounting Manager concluded that our disclosure controls and procedures were effective as of March 31, 2004, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

We have not purchased any LLC Units from our members since February 4, 2002, our inception. We commenced a procedure authorized by our plan of reorganization to eliminate the interests of members we have not been able to locate. Through delivery to last known addresses and public advertising in certain newspapers, we will attempt to notify approximately 42 people or entities listed as investors in the PAM Funds that they will no longer be members if we do not hear from them in six months. At this time we believe these investors represent ownership of approximately 7,154 LLC Units, approximately $307,000 of unreturned capital and approximately $152,000 of uncashed distribution checks.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number   Description
----------------------------------------------------------------------------------------------------------
  2.1    Joint Chapter 11 Plan of Reorganization Proposed by Chapter 11 Trustee and the Official Committee
         of Equity Security Holders effective February 4, 2002 (1)

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

  3.4    Second Amendment to Operating Agreement for Performance Capital Management, LLC (2)

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

(2) Filed on November 14, 2003 as an exhibit to our report on Form 10-QSB for the period ended September 30, 2003 and incorporated herein by reference.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PERFORMANCE CAPITAL MANAGEMENT, LLC



    May 14, 2004                   By:  /s/  David J. Caldwell
------------------                     -----------------------------------
       (Date)                           Name: David J. Caldwell
                                         Its: Chief Operations Officer

                                             EXHIBIT INDEX

Exhibit
Number   Description
---------------------------------------------------------------------------------------------------------------
  2.1    Joint Chapter 11 Plan of Reorganization Proposed by Chapter 11 Trustee and the Official Committee
         of Equity Security Holders effective February 4, 2002 (1)

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

  3.4    Second Amendment to Operating Agreement for Performance Capital Management, LLC (2)

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

(2) Filed on November 14, 2003 as an exhibit to our report on Form 10-QSB for the period ended September 30, 2003 and incorporated herein by reference.