Form 10QSB
period 2004-06-30
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2004-08-16
CIK 1221170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended     June 30, 2004
                                             -------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from__________ to __________

          Commission  file  number:  0  -  50235
                                   -------------


                         Performance Capital Management, LLC
                         -----------------------------------
        (Exact name of small business issuer as specified in its charter)

               California                                 03-0375751
        ------------------------                   --------------------------
      State or other jurisdiction of
      incorporation or organization            (IRS Employer Identification No.)


               222 South Harbor Blvd., Suite 400, Anaheim, California  92805
    ------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  (714) 502-3780
                           ---------------------------
                           (Issuer's telephone number)


------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2004, the issuer had 570,916 LLC Units issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ]  No[X]

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                                    Index to
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 2004


PART  I  -  FINANCIAL INFORMATION                                           Page

Item  1     Financial  Statements

            Report  of  Independent  Registered  Public  Accounting  Firm . . .1

            Balance  Sheets  as  of  June  30,  2004  (unaudited)
            and December 31, 2003 (audited) . . . . . . . . . . . . . . . . . .2

            Statements  of  Operations for the three and six months
            ended June 30, 2004 and 2003 (unaudited). . . . . . . . . . . . . .3

            Statements of Members' Equity for the six months ended
            June 30, 2004 (unaudited) and the year ended
            December  31,  2003  (audited). . . . . . . . . . . . . . . . . . .4

            Statements of Cash Flows for the six months ended
            June 30, 2004 and 2003 (unaudited). . . . . . . . . . . . . . . . .5

            Condensed  Notes  to  the  Financial  Statements  (unaudited) . . .6

Item  2     Management's Discussion and Analysis of Financial
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


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To  the  Board  of  Directors
Performance  Capital  Management,  LLC
Anaheim,  California

We have reviewed the accompanying balance sheet of Performance Capital Management, LLC, as of June 30, 2004, and the related statements of operations for the three and six months ended June 30, 2004 and 2003, and statements of members' equity and cash flows for the six months ended June 30, 2004 and 2003. All information included in these financial statements is the representation of the management of Performance Capital Management, LLC.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ Moore Stephens Wurth Frazer And Torbet, LLP


July 23, 2004
Orange, California

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                                 BALANCE SHEETS
                    AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

                                               June 30,    December 31,
                                                 2004        2003
                                             (unaudited)   (audited)
                                             ------------  ----------
                            ASSETS
                            ------

  Cash and cash equivalents                  $  2,295,218  $1,007,949
  Restricted cash                                  21,474      21,448
  Other receivables                                 6,330      14,492
  Purchased loan portfolios, net                1,474,320   2,081,496
  Property and equipment, net                     328,710     397,924
  Deposits                                         56,588      56,588
  Prepaid expenses and other assets               106,328     135,738
                                             ------------  ----------

     Total assets                            $  4,288,968  $3,715,635
                                             ============  ==========


                LIABILITIES AND MEMBERS' EQUITY
                -------------------------------
LIABILITIES:
  Accounts payable                           $     77,699  $   68,735
  Accrued liabilities                             365,913     313,352
  Income taxes payable                             15,790      15,790
                                             ------------  ----------
    Total liabilities                             459,402     397,877

COMMITMENTS AND CONTINGENCIES                           -           -

MEMBERS' EQUITY                                 3,829,566   3,317,758
                                             ------------  ----------

      Total liabilities and members' equity  $  4,288,968  $3,715,635
                                             ============  ==========

The accompanying notes are an integral part of these financial statements. See Report of Independent Registered Public Accounting Firm.

                                    PERFORMANCE CAPITAL MANAGEMENT, LLC

                                          STATEMENTS OF OPERATIONS


                                          For the three    For the three     For the six      For the six
                                          months ended     months ended     months ended     months ended
                                          June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                           (unaudited)      (unaudited)      (unaudited)      (unaudited)
                                         ---------------  ---------------  ---------------  ---------------
REVENUES:
  Portfolio collections                  $    2,273,717   $    2,367,483   $    4,725,087   $    5,007,101
  Portfolio sales                               975,393          159,763        2,757,457          505,724
                                         ---------------  ---------------  ---------------  ---------------
    Total revenues                            3,249,110        2,527,246        7,482,544        5,512,825
  Less portfolio basis recovery               1,402,401        1,124,448        3,228,628        2,703,414
                                         ---------------  ---------------  ---------------  ---------------
NET REVENUES                                  1,846,709        1,402,798        4,253,916        2,809,411
                                         ---------------  ---------------  ---------------  ---------------

OPERATING COSTS AND EXPENSES:
  Salaries and benefits                         975,742        1,060,572        2,090,202        2,180,680
  General and administrative                    640,581          530,238        1,217,951        1,075,931
  Depreciation                                   44,185           51,677           89,358          103,178
                                         ---------------  ---------------  ---------------  ---------------
    Total operating costs and expenses        1,660,508        1,642,487        3,397,511        3,359,789
                                         ---------------  ---------------  ---------------  ---------------

INCOME (LOSS) FROM OPERATIONS                   186,201         (239,689)         856,405         (550,378)
                                         ---------------  ---------------  ---------------  ---------------

OTHER INCOME (EXPENSE):
  Reorganization costs                          (26,166)         (24,497)         (35,003)         (48,020)
  Interest income                                 3,192            3,914            5,583            5,850
  Other income (expense)                         22,197           (9,304)          29,214            1,280
                                         ---------------  ---------------  ---------------  ---------------
    Total other expense, net                       (777)         (29,887)            (206)         (40,890)
                                         ---------------  ---------------  ---------------  ---------------

INCOME (LOSS) BEFORE INCOME TAX
   PROVISION                                    185,424         (269,576)         856,199         (591,268)

INCOME TAX PROVISION                              5,790            4,547           17,390            7,496
                                         ---------------  ---------------  ---------------  ---------------


NET INCOME (LOSS)                        $      179,634   $     (274,123)  $      838,809   $     (598,764)
                                         ===============  ===============  ===============  ===============

NET INCOME (LOSS) PER MEMBER
  UNIT - BASIC AND DILUTED               $         0.31   $        (0.48)  $         1.47   $        (1.05)
                                         ===============  ===============  ===============  ===============

The accompanying notes are an integral part of these financial statements. See Report of Independent Registered Public Accounting Firm.

                                PERFORMANCE CAPITAL MANAGEMENT, LLC

                                   STATEMENTS OF MEMBERS' EQUITY

                                                                                          Total
                                     Member    Unreturned    Abandoned    Accumulated    Members'
                                     Units      Capital       Capital       Deficit       Equity
                                    --------  ------------  -----------  -------------  -----------

Balance, December 31, 2002          571,550   $26,116,880   $        -   $(21,237,826)  $4,879,054

Distribution to investors                 -      (133,912)           -              -     (133,912)

Net loss                                  -             -            -       (598,764)    (598,764)
                                    --------  ------------  -----------  -------------  -----------

Balance, June 30, 2003              571,550    25,982,968            -    (21,836,590)   4,146,378
                                    --------  ------------  -----------  -------------  -----------

Distributions to investors                -      (338,065)           -              -     (338,065)

Member units returned by investors     (634)      (31,926)      31,926              -            -

Net loss                                  -             -            -     (490,555)      (490,555)
                                    --------  ------------  -----------  -------------  -----------

Balance, December 31, 2003          570,916    25,612,977       31,926    (22,327,145)   3,317,758

Distributions to investors                -      (327,001)           -              -     (327,001)

Net income                                -             -            -        838,809      838,809
                                    --------  ------------  -----------  -------------  -----------

Balance, June 30, 2004              570,916   $25,285,976   $   31,926   $(21,488,336)  $3,829,566
                                    ========  ============  ===========  =============  ===========

The accompanying notes are an integral part of these financial statements. See Report of Independent Registered Public Accounting Firm.

                            PERFORMANCE CAPITAL MANAGEMENT, LLC

                                  STATEMENTS OF CASH FLOWS


                                                             For the six      For the six
                                                            months  ended    months  ended
                                                            June 30, 2004    June 30, 2003
                                                             (unaudited)      (unaudited)
                                                           ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $      838,809   $     (598,764)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation                                                 89,358          103,178
   (Increase) decrease in assets:
      Other receivables                                             8,162           13,734
      Note receivables                                                  -          (51,524)
      Prepaid expenses and other assets                            29,410          (16,685)
      Loan portfolios                                             607,176        1,803,573
   Increase (decrease) in liabilities:
      Accounts payable                                              8,964          (40,787)
      Pre-petition claims                                               -          (19,737)
      Accrued liabilities                                          52,561         (161,094)
      Income taxes payable                                              -          (10,695)
                                                           ---------------  ---------------
        Net cash provided by operating activities               1,634,440        1,021,199

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                             (20,144)          (3,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to investors                                      (327,001)        (133,912)
                                                           ---------------  ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         1,287,295          883,613

CASH AND CASH EQUIVALENTS, beginning of period                  1,029,397          871,534
                                                           ---------------  ---------------

CASH AND CASH EQUIVALENTS, end of period                   $    2,316,692   $    1,755,147
                                                           ===============  ===============
SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Income taxes paid                                        $       17,390   $            -
                                                           ===============  ===============
  Interest paid                                            $            -   $            -
                                                           ===============  ===============

The accompanying notes are an integral part of these financial statements. See Report of Independent Registered Public Accounting Firm.

                       PERFORMANCE CAPITAL MANAGEMENT,LLC

                   CONDENSED NOTES TO THE FINANCIAL STATMENTS
                                  (Unaudited)

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

See Report of Independent Registered Public Accounting Firm.

                       PERFORMANCE CAPITAL MANAGEMENT,LLC

                   CONDENSED NOTES TO THE FINANCIAL STATMENTS
                                  (Unaudited)

Note 1 - Organization and Description of Business (continued)

Pre-Petition Operations
-----------------------

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

The following is a summary of the ownership interest of Performance Capital Management, LLC pursuant to the terms of the Reorganization Plan:


Original
Fund's   Number of      Number of        Percentage
Name    Unit Holders  PCM LLC Units  Interest in PCM LLC
------  ------------  -------------  -------------------

PAM              370         52,050                    9
PAMII            459         76,700                   13
PAMIII           595         99,900                   18
PAMIV           1553        285,950                   50
PAMV             327         56,950                   10
                      -------------  -------------------
Totals                      571,550                  100
                      =============  ===================

The following is a summary of the ownership interest of Performance Capital Management, LLC as of June 30, 2004:

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
          =============  ===================

See Report of Independent Registered Public Accounting Firm.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)

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

The combination of the Partnerships and PCM INC is summarized as follows (in thousands):

                                    PAM      PAMII     PAMIII    PAMIV      PAMV     PCM INC     Total
                                 -----------------------------------------------------------------------

Sale of Limited
  Partnership Units              $  5,205   $ 7,670   $ 9,990   $28,595   $ 5,965   $      -   $ 57,425

Distributions
  to Investors                     (3,704)   (4,137)   (3,719)   (6,920)     (829)         -    (19,309)
                                 -----------------------------------------------------------------------

Unreturned Capital                  1,501     3,533     6,271    21,675     5,136          -     38,116

Accumulated Deficit                  (288)   (1,333)   (2,424)   (9,330)   (2,561)    (2,302)   (18,238)
                                 -----------------------------------------------------------------------

Cash and Net Assets
  Transferred to PCM LLC         $  1,213   $ 2,200   $ 3,847   $12,345   $ 2,575   $ (2,302)    19,878
                                 =============================================================

2002 Distribution to Investors                                                                  (12,000)

Net Loss For The Year Ended
  December 31, 2002                                                                              (2,999)
                                                                                               ---------
--------------------------------------------------------------------------------------------------------
Members' Equity PCM, LLC
  at December 31, 2002                                                                            4,879

2003 Distributions to Investors                                                                    (472)

Net Loss For The Year
  Ended December 31, 2003                                                                        (1,089)
                                                                                               ---------

Members' Equity PCM, LLC
  at December 31, 2003                                                                            3,318

2004 Distributions to Investors                                                                    (327)

Net Income For The Period
  Ended June 30, 2004                                                                               839
                                                                                               ---------

Members' Equity PCM, LLC
  at June 30, 2004                                                                             $  3,830
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

See Report of Independent Registered Public Accounting Firm.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)

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

Use  of Estimates
-----------------

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

See Report of Independent Registered Public Accounting Firm.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)

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

Cash and Cash Equivalents
-------------------------

PCM LLC defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $2,511,000 as of June 30, 2004. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

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

Members' Equity
---------------

Members' equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of June 30, 2004, and December 31, 2003, PCM LLC had 547,194 voting LLC units and 23,722 non-voting LLC units. Abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC's plan of reorganization to eliminate the interests of members the Company has not been able to locate.

See Report of Independent Registered Public Accounting Firm.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)

Note 4 - Fair Value of Financial Instruments

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of June 30, 2004 and December 31, 2003 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate their fair values. The fair value of purchased loan portfolios was determined based on both market pricing and discounted expected cash flows. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at June 30, 2004 and December 31, 2003 was 20%. The estimated fair value of loan portfolios was $15,300,000 at June 30, 2004 and December 31, 2003.

Note 5 - Purchased Loan Portfolios

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at June 30, 2004 and December 31, 2003 totaled approximately $583 million and $1.1 billion, respectively.

The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the net present value of estimated future cash flows expected to be collected, a valuation allowance is recognized in the amount of such impairment.

The carrying amount of loans included in the accompanying balance sheets are as follows:

                                             As of                         As of
                                         June 30, 2004               December 31, 2003
                                  ----------------------------  ----------------------------

Unrecovered cost balance,
  beginning of period             $                 7,619,515   $                 9,517,146
Valuation allowance,
  beginning of period                              (5,538,019)                   (5,472,952)
                                  ----------------------------  ----------------------------
Net balance, beginning of period                    2,081,496                     4,044,194
Net portfolio activity                               (607,176)                   (1,962,698)
                                  ----------------------------  ----------------------------
Net balance, end of period        $                 1,474,320   $                  2,081,496
                                  ============================  ============================


The activity in the loan portfolios in the accompanying financial statements is as follows:

                                        Three months            Three months             Six months             Six months
                                           ended                   ended                   ended                   ended
                                       June 30, 2004           June 30, 2003           June 30, 2004           June 30, 2003
                                   ----------------------  ----------------------  ----------------------  ---------------------
Purchased loan portfolios          $           1,301,455   $             549,890   $           2,621,452   $            899,841
Collections on loan portfolios                (2,273,717)             (2,367,483)             (4,725,087)            (5,007,101)
Sales of loan portfolios                        (975,393)               (159,763)             (2,757,457)              (505,724)
Revenue recognized on collections              1,640,905               1,392,762               3,300,525              2,744,271
Revenue recognized on sales                      205,804                  10,036                 953,391                 65,140
                                   ----------------------  ----------------------  ----------------------  ---------------------
Net portfolio activity             $            (100,946)  $            (574,558)  $            (607,176)  $         (1,803,573)
                                   ======================  ======================  ======================  =====================

The valuation allowance related to the loan portfolios had a balance of $5,538,019 at June 30, 2004 and December 31, 2003.


See Report of Independent Registered Public Accounting Firm.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)

Note 6 - Other Receivables

Other receivables consist of collections on portfolios received by a third party collection agency.

Note 7 - Property and Equipment

Property and equipment is as follows:

                                        As of                   As of
                                    June 30, 2004           Dec. 31, 2003
                                ----------------------  ----------------------
Office furniture and equipment  $              282,485  $              273,835
Computer equipment                             494,223                 482,729
Leasehold improvements                          36,982                  36,982
                                ----------------------  ----------------------
  Totals                                       813,690                 793,546
Less accumulated depreciation                  484,980                 395,622
                                ----------------------  ----------------------
  Property and equipment, net   $              328,710  $              397,924
                                ======================  ======================

Depreciation expense for the three months ended June 30, 2004 and 2003 amounted to $44,185 and $51,677, respectively. Depreciation expense for the six months ended June 30, 2004 and 2003 amounted to $89,358 and $103,178, respectively.

Note 8 - Commitments and Contingencies

Lease Commitments
-----------------

The Company currently leases office space in Anaheim, California under a non-cancelable five year operating lease. Under the lease agreement, PCM LLC must pay a basic monthly rental charge plus a portion of the building's common area expenses.

Future  minimum  lease  commitments  as  of  June  30,  2004  are  as  follows:

          Year ending
            June 30,
          ------------

          2005                    $309,000
          2006                     318,000
          2007                     139,000
            Thereafter                -

Rental expense for the three months ended June 30, 2004 and 2003 amounted to $79,210 and $77,450, respectively. Rental expense for the six months ended June 30, 2004 and 2003 amounted to approximately $158,870 and $155,029, respectively.

Note 9 - Earnings Per Member Unit

Basic and diluted earnings per member unit are calculated based on the weighted average number of member units issued and outstanding, 570,916 for the six months ended June 30, 2004 and 571,550 for the six months ended June 30, 2003.

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

See Report of Independent Registered Public Accounting Firm.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)

Note 10 - Employee benefit plans (continued)

The Plan is a contributory plan whereby participants may contribute a percentage of pre-tax annual compensation as outlined in the Plan agreement and as limited by Federal statute. Participants may also contribute amounts representing distributions from other qualified defined benefit or contribution plans. The
Plan  Sponsor  does  not  make  matching  contributions.

Note 11 - Subsequent events

On August 2, 2004, an order of the United States Bankruptcy Court was entered closing the Chapter 11 case. In late December 1998, six entities (See note 1) voluntarily filed bankruptcy petitions, which were later consolidated into one case. Performance Capital Management, LLC is the entity that was formed for the purpose of reorganizing the six entities. The order acts as a discharge and termination of any and all liabilities and debts of, and claims against, the six entities that arose at any time before the confirmation order became effective on February 4, 2002.

In July, 2004 the Company completed a credit facility (effective June 10, 2004) with Varde Investment Partners, L.P. (Varde), a participant in the debt collection industry to augment portfolio purchasing capacity using capital provided by Varde. Under the agreement, the Company has created a wholly-owned subsidiary, Matterhorn Financial Services, LLC (Matterhorn). The facility provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. Varde is not under any obligation to make a loan to Matterhorn, and Varde must agree on the terms for each specific advance as set forth in the loan facility. Under the terms of the facility, Varde will receive both interest and a contingent interest in any profits on the portfolios acquired with a loan. Portfolios purchased using the facility will be owned by the Company's subsidiary, Matterhorn Financial Services LLC, a California limited liability company, in which Varde has a first priority security interest securing repayment of its loans. As of June 30, 2004, no loans had been completed and no activity occurred at Matterhorn.

See Report of Independent Registered Public Accounting Firm.

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

Before purchasing a portfolio, we conduct due diligence to assess the value of the portfolio. We try to purchase portfolios at a substantial discount to the actual amount of money that they will ultimately produce, so that we can recover the cost we pay for the portfolio, pay our collection and operating costs and still have a profit. We believe that deteriorating market conditions have made it more difficult to purchase portfolios at prices that will permit us to accomplish these objectives. We record our portfolios at cost based on the purchase price. We reduce the cost bases of our portfolios on a portfolio-by-portfolio basis based on collections, sales of some or all of the portfolio and impairment of net realizable value.

We frequently sell certain portions of portfolios we purchase, in many instances to retain those accounts that best fit our collection profile and to reduce our purchase commitment by reselling the others. We then collect those accounts we retain as a distinct portfolio. We do not generally purchase loan portfolios solely with a view to their resale, and for this reason we generally do not show portfolios on our balance sheet as "held for investment". From time to time we sell some of our portfolios either to capitalize on market conditions, to dispose of a portfolio that is not performing or to dispose of a portfolio whose collection life, from our perspective, has run its course. When we engage in these sales, we continue collecting the portfolio right up until the closing of the sale.

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

OPERATING  RESULTS

Comparison of Results for the Quarters Ended June 30, 2004, and 2003

The following discussion compares our results for the quarter ended June 30, 2004, to the quarter ended June 30, 2003. We generated net income of approximately $180,000 for the quarter ended June 30, 2004, compared to a net loss of approximately $274,000 for the quarter ended June 30, 2003.

Revenue
-------

Our net revenues increased to approximately $1.8 million for the quarter ended June 30, 2004, from approximately $1.4 million for the quarter ended June 30, 2003. The following table presents a comparison of the components of our revenues for the quarter ended June 30, 2004, to the quarter ended June 30, 2003, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                               Total           Collections             Sales
                        -------------------  ------------------  ------------------
                          Quarter Ended       Quarter Ended        Quarter Ended
                        6/30/04    6/30/03  6/30/04   6/30/03    6/30/04   6/30/03
                        -------  ----------  ------  ----------  ------  ----------
                        ($in millions)      ($in millions)      ($in millions)

Total revenues          $ 3.2    $     2.5   $ 2.2   $     2.4   $ 1.0   $     0.2
Less basis recovery      (1.4)        (1.1)   (0.6)       (1.0)   (0.8)       (0.2)
                        -------  ----------  ------  ----------  ------  ----------
Net revenues            $ 1.8    $     1.4   $ 1.6   $     1.4   $ 0.2   $
                        =======  ==========  ======  ==========  ======  ==========

Net revenue percentage   56.8%       55.5%   72.2%       58.8%   21.1%        6.3%

Portfolio collections continue to provide most of our total revenues. Our total revenues from portfolio collections declined slightly, while our net revenues from portfolio collections increased slightly. Our net revenues from portfolio collections (as well as the corresponding percentage of net revenues to total revenues) increased principally due to maintaining collection trends on our older portfolios with low or fully-amortized cost bases while simultaneously exploiting portfolios purchased during the second half of 2002. We have completely recovered the cost basis of most of these portfolios purchased in 2002, resulting in collections of these portfolios generating net revenue. We expect our 2002 portfolios to continue generating net revenues. During the six months ended June 30, 2004, we acquired approximately $1.6 million of new portfolios (net of portions of portfolios we promptly resold). In future quarters, the cost basis recovery associated with collecting these 2004 portfolios, combined with others that we acquired in 2003, could offset the increase in net revenue percentage we would otherwise expect our 2002 portfolios to generate.

Our total revenues from portfolio sales increased dramatically. As part of our program to emphasize efforts to continue to collect some of our older portfolios, we identified a substantial number of older portfolios whose collection lives, from our perspective, have run their course. We identified these portfolios as candidates for sale and were able to sell a number of them in the first six months of 2004 on terms we considered acceptable. We may engage in further sales if we believe market conditions are acceptable. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

Our net income of approximately $180,000 for the quarter ended June 30, 2004, is essentially due to the approximately $206,000 of net revenues we derived from portfolio sales. Without these sales, our collection activities would have essentially produced a break-even quarter. Although we still have some older portfolios identified for sale, we do not expect future portfolio sales to be of the same magnitude that we experienced in the first six months of 2004.

Operating Expenses
------------------

Our total operating costs and expenses remained relatively stable at approximately $1.6 million for each of the quarters ended June 30, 2004, and 2003. Our ratio of operating costs and expenses to total revenues decreased to 51.1% for quarter ended June 30, 2004, from approximately 65.0% for quarter ended June 30, 2003. The improvement in 2004 from 2003 was due principally to substantially higher revenues from portfolio sales in 2004. Because these portfolio sales result in substantial revenues without any corresponding collection effort, they have the effect of artificially lowering the 2004 ratio of operating costs and expenses to total revenues. Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, increased to 73.0% for the quarter ended June 30, 2004, from 69.4% for the quarter ended June 30, 2003. The increase in this ratio results principally from the decrease in total revenues from collections to approximately $2.2 million for the quarter ended June 30, 2004, from approximately $2.4 million for the quarter ended June 30, 2003. We believe our existing infrastructure can collect a greater dollar volume of accounts, and we plan to lower this ratio by increasing total revenues from collections without incurring a proportionate increase in operating costs and expenses. To accomplish this objective, we will continue our efforts to improve the balance between our new and old portfolios. The deteriorating market conditions that have led to increased portfolio prices present a significant obstacle to achieving increases in total revenues from collections, because of the difficulty in replenishing and then increasing our portfolios. As discussed in greater detail below, we believe that our agreement with Varde Investment Partners, L.P. ("Varde") will assist our efforts to acquire the volume of new portfolios it will take to produce substantial increases in total revenues from collections.

Our general and administrative expenses increased to approximately $641,000 for the quarter ended June 30, 2004, from approximately $530,000 for the quarter ended June 30, 2003, due principally to legal expenses associated with entering into the Varde credit facility and increased expenses for our independent auditors and insurance. Our salaries and benefits expenses decreased to approximately $1.0 million for the quarter ended June 30, 2004, from approximately $1.1 million for the quarter ended June 30, 2003, due principally to reduced headcount. Our operating expenses may increase somewhat if we succeed in increasing the volume of accounts we collect, but we expect increases in total revenues to outpace any material increases in variable costs associated with our collection efforts.

Comparison of Results for the Six Months Ended June 30, 2004, and 2003

The following discussion compares our results from the six months ended June 30, 2004, to the six months ended June 30, 2003.

We generated net income of approximately $839,000 for the six months ended June 30, 2004, compared to a net loss of approximately $599,000 for the six months ended June 30, 2003. Our operating activities provided cash of approximately $1.6 million for the six months ended June 30, 2004, as compared to providing cash of approximately $1.0 million for the same period in 2003.

Revenue
-------

Our net revenues increased to approximately $4.3 million for the six months ended June 30, 2004, from approximately $2.8 million for the six months ended June 30, 2003. The following table presents a comparison of the components of our revenues for the six months ended June 30, 2004, and 2003, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                Total               Collections               Sales
                        ---------------------  --------------------  ----------------------
                           Six Months Ended       Six Months Ended       Six Months Ended
                          6/30/04    6/30/03     6/30/04    6/30/03     6/30/04   6/30/03
                          -------  ----------  ---------  ----------  ----------  ---------
                        ($in millions)         ($in millions)         ($in millions)

Total revenues          $    7.5   $     5.5   $    4.7   $     5.0   $    2.8   $     0.5
Less basis recovery         (3.2)       (2.7)      (1.4)       (2.3)      (1.8)       (0.4)
                        ---------  ----------  ---------  ---------  ----------  ----------
Net revenues            $    4.3   $     2.8   $    3.3   $     2.7   $    1.0   $     0.1
                        =========  ==========  =========  =========  ==========  ==========

Net revenue percentage      56.9%       51.0%      69.9%       54.8%      34.6%       12.9%

Portfolio collections continue to provide most of our total revenues. Our total revenues from portfolio collections declined slightly, while our net revenues from portfolio collections increased. Our net revenues from portfolio collections (as well as the corresponding percentage of net revenues to total revenues) increased principally due to maintaining collection trends on our older portfolios with low or fully-amortized cost bases while simultaneously exploiting portfolios purchased during the second half of 2002. We have completely recovered the cost basis of most of these portfolios purchased in 2002, resulting in collections of these portfolios generating net revenue. We expect our 2002 portfolios to continue generating net revenues. During the six months ended June 30, 2004, we acquired approximately $1.6 million of new portfolios (net of portions of portfolios we promptly resold). In future periods, the cost basis recovery associated with collecting these 2004 portfolios, combined with others that we acquired in 2003, could offset the increase in net revenue percentage we would otherwise expect our 2002 portfolios to generate.

Both our total and net revenues from portfolio sales showed dramatic increases. As part of our program to emphasize efforts to continue to collect some of our older portfolios, we identified a substantial number of older portfolios whose collection lives, from our perspective, have run their course. We identified these portfolios as candidates for sale and were able to sell a number of them in the first six months of 2004 on terms we considered acceptable. We may engage in further sales if we believe market conditions are acceptable. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales. During the six months ended June 30, 2004, the prompt resale of portions of portfolios we purchased provided approximately $1.1 million of our $2.8 million of total revenues from portfolio sales.

Our net income of approximately $839,000 for the six months ended June 30, 2004, is essentially due to the approximately $953,000 of net revenues we derived from portfolio sales. Without this large volume of sales, we would have essentially broken even for the six months ended June 30, 2004. Although we still have some older portfolios identified for sale, we do not expect future portfolio sales to be of the same magnitude that we experienced in the first six months of 2004.

Operating Expenses
------------------

Our total operating costs and expenses remained relatively stable at approximately $3.4 million for each of the six-month periods ended June 30, 2004, and 2003. Our ratio of operating costs and expenses to total revenues decreased to 45.4% for the six months ended June 30, 2004, from approximately 60.9% for the six months ended June 30, 2003. The improvement in 2004 from 2003 was due principally to the dramatic increase in revenues from portfolio sales in 2004. Because these portfolio sales result in substantial revenues without any corresponding collection effort, they have the effect of artificially lowering the 2004 ratio of operating costs and expenses to total revenues. Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, increased to 71.9% for the six months ended June 30, 2004, from 67.1% for the six months ended June 30, 2003. The increase in this ratio results principally from the decrease in total revenues from collections to approximately $4.7 million for the six months ended June 30, 2004, from approximately $5.0 million for the six months ended June 30, 2003. As discussed above in the quarter-to-quarter analysis, we plan to reduce this ratio by increasing total revenues from collections without incurring a proportionate increase in operating costs and expenses.

Our general and administrative expenses increased to approximately $1.2 million for the six months ended June 30, 2004, from approximately $1.1 million for the six months ended June 30, 2003, due principally to legal expenses associated with entering into the Varde credit facility and increased expenses for our independent auditors and insurance. Our salaries and benefits expenses decreased to approximately $2.1 million for the six months ended June 30, 2004, from approximately $2.2 million for the six months ended June 30, 2003, due principally to reduced headcount. Our operating expenses may increase somewhat if we succeed in increasing the volume of accounts we collect, but we expect increases in total revenues to outpace any material increases in variable costs associated with our collection efforts.

LIQUIDITY AND CAPITAL RESOURCES


Our cash and cash equivalents increased approximately $1.3 million in the first six months of 2004 to a balance of approximately $2.3 million at June 30, 2004. During the six months ended June 30, 2004, our portfolio collections and sales generated approximately $6.4 million of cash (net of proceeds from portions of portfolios we promptly resold), and we used approximately $3.2 million for operating and other activities, approximately $1.6 million to purchase new portfolios (net of portions of portfolios we promptly resold) and approximately $327,000 for distributions to unit holders. The results from our collection activities, net of the approximately $327,000 of distributions we paid, essentially provided the approximately $1.3 million increase in our cash balance.

During the six months ended June 30, 2004, we continued making progress toward, but did not achieve results consistent with, our business plan: to recover the cost we pay for our portfolios, pay our collecting and operating costs and still have a profit. Excluding the results from the large volume of portfolio sales in the first six months of 2004, our cost basis recovery of approximately $1.4 million plus our operating and other expenses of approximately $3.4 million exceeded our total revenues from collections of approximately $4.7 million by approximately $97,000.

During the fourth quarter of 2003, we used some of the cash reserves we accumulated during the first three quarters of 2003 to acquire approximately $1.1 million of new portfolios. We believe that market conditions for acquiring new portfolios improved during the fourth quarter of 2003 but then deteriorated during the first half of 2004. As a result, our portfolio purchases (net of portions of portfolios we promptly resold) during the first half of 2004 slowed to approximately $1.6 million, which was essentially equal to the approximately $1.6 million in cash we received during the first half of 2004 from sales of portfolios (net of proceeds from portions of portfolios we promptly resold). The higher prices for portfolios associated with deteriorating market conditions make it difficult for us to replenish or increase our portfolios, which in turn undermines our ability to implement our strategy to leverage our infrastructure by increasing total revenues from collections. We have responded to these pricing pressures by augmenting our purchases from originating creditors with purchases on the secondary market. Whether we can continue to acquire portfolios at the pace of the past six months, or accelerate that pace, will continue to depend on our assessment of market conditions, as well as the amount of liquid cash and other financial resources available to us.

We believe we continue to improve the balance between our new and old portfolios. In addition, we believe that our procedures to ensure that our collectors continue to focus collection efforts on older portfolios that still have returns to yield, rather than focusing just on the most recently acquired portfolios, continue to show results. By monitoring the results of calls originated through our dialer, we have identified portfolios that require more cost to collect than others. Particularly where we have worked to collect these portfolios over an extended period of time, we have identified these portfolios as candidates for sale if we are able to sell them at reasonable prices. We sold a number of these portfolios in the first six months of 2004. We believe this process of constantly evaluating portfolio returns against costs of collection should continue to improve the balance between our new and old portfolios.

Our portfolios provide our principal long-term source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. Our estimate of the fair value of our portfolios was approximately $15.3 million at both June 30, 2004, and December 31, 2003. At the same time, the cost basis of our portfolios decreased to approximately $1.5 million at June 30, 2004, from approximately $2.1 million at December 31, 2003. Our portfolio sales of approximately $2.8 million (with a cost basis of approximately $1.8 million) played a significant role in the overall decrease in the cost basis of our portfolios. Fair value remained constant in part because we purchased $1.6 million of new portfolios (net of portions of portfolios we promptly resold), which have an estimated fair value substantially higher than their purchase price. We believe the estimated fair value of our portfolios will increase in the near term as we continue to acquire new portfolios and our sales of older portfolios diminish. Our plan to leverage our infrastructure also contemplates portfolio purchases leading to an increase in portfolio cost basis, based on reinvesting cash proceeds generated by our collection activities, reinvesting proceeds from sales of older portfolios and accessing the Varde credit facility to borrow funds to acquire new portfolios. Whether we are able to achieve this growth in portfolio cost basis - and the timing on which such growth may occur - will depend on whether market conditions permit us to purchase portfolios at reasonable prices and on our financial resources. While we intend to continue to aggressively seek new portfolios that we believe we can acquire on favorable terms, we do not intend to acquire portfolios just to leverage our infrastructure if we believe the portfolio profiles do not justify their prices.

We used a discount rate of 20% to determine the estimates of fair value of our portfolios at June 30, 2004, and December 31, 2003. The following table sets forth alternative estimates of fair value if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

                                             June 30, 2004   December 31, 2003
                                             --------------  -----------------

Higher collection risk (25% discount rate)   $ 14.3 million  $     14.3 million
Assumed collection risk (20% discount rate)  $ 15.3 million  $     15.3 million
Lower collection risk (15% discount rate)    $ 16.6 million  $     16.6 million

Our estimates of fair value also would change if we revised our projections of the magnitude and timing of future collections. Because of the inherent uncertainty associated with predicting future events, our determinations of fair value at any particular point in time are only estimates, and actual fair value could ultimately vary significantly from our estimate.

In the near term we plan to use some of our cash collections representing cost basis recovery to make distributions to our members and interest holders. Ultimately we plan to generate cash in excess of our collection and operating costs and our cost basis recovery and to use some of the excess cash to make distributions to our members and interest holders. Beginning in April 2003, we began making quarterly distributions. During 2003, we made three distributions totaling approximately $472,000. We made distributions totaling approximately $327,000 in January and April of 2004. We also made a distribution of approximately $162,000 in July 2004 relating to the second quarter of 2004.

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

We have a credit facility with Varde that we intend to use to enhance our ability to purchase portfolios. The facility provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. Varde is not under any obligation to make a loan to us if Varde does not approve of the portfolio(s) we propose to acquire, the terms of the acquisition and the terms for the specific advance under the loan facility. We must agree with Varde on the terms for each specific advance under the loan facility, including such material terms as:

     - the relative sizes of our participation and Varde's in supplying the purchase price;
     - the amount of servicing fees we will receive for collecting the portfolio;
     -    the rates of return on the funds advanced by Varde and us; and
     - the split of any excess profits after repayment of the purchase price (plus interest) to Varde and us and payment of collection expenses.

It is unlikely that we will ever have outstanding indebtedness of the full $25 million at any one time, due to the cumulative nature of the facility.
Portfolios purchased using the facility will be owned by our subsidiary, Matterhorn Financial Services LLC, a California limited liability company, in which Varde has a first priority security interest securing repayment of its loans.

When we identify a portfolio we would like to acquire using the loan facility, Matterhorn will make a proposal to Varde, specifying, among other things:

     - Total cost of the portfolio(s), including closing costs and amortized expenses;
     - Proportions of the total cost to be funded by Varde (not to exceed 75%) and us;
     - Percentage of collections to be paid to Performance Capital Management, LLC as a servicing fee;
     -    Rates  of  return  on  the  funds  advanced  by  Varde  and  us;  and
     - Proportions of excess profits to Varde and Matterhorn after payment of the preceding four items.

When we make a proposal to Varde, Varde has the opportunity to conduct its own due diligence concerning the portfolio(s). Varde may accept our proposal, with or without modifications, in a commitment that will specify the number of days the commitment remains open. Varde has no obligation to accept a proposal and may reject a proposal for any reason or for no reason.

Our agreement with Varde is the most important initiative we have undertaken to leverage our infrastructure resources. We believe that, by accessing the Varde facility to acquire more portfolios than we could acquire using only our own financial resources, our current collection infrastructure will handle a greater volume of accounts. We also believe that the Varde facility will leverage our portfolio acquisition strategy by permitting us to acquire larger denomination portfolios. We believe that some of these larger denomination portfolios have pricing and quality characteristics that are difficult to find in the smaller denomination portfolios we have acquired thus far. Even with the additional financial resources available through the facility, the deteriorating market conditions that have led to increased portfolio prices could frustrate our strategy to achieve increases in portfolio cost basis. As discussed above, we do not intend to acquire portfolios just to leverage our infrastructure if we believe the portfolio profiles do not justify their prices. Please see our Form 8-K filed with the Securities and Exchange Commission on July 29, 2004, for more information about the Varde agreement.

We do not have any plans to raise equity capital. Based on our cash position and current financial resources, and assuming our operating results continue to increase at projected levels, we believe we have adequate capital resources to continue our business as presently conducted for the foreseeable future. To maximize the return on our infrastructure, we intend to use the Varde credit facility to increase the volume of accounts we service other than through new portfolio acquisitions using only our cash resources.

We do not have any contractual commitments to make capital expenditures, and we have not budgeted any capital expenditures for the coming year. We may from time to time acquire capital assets on an as needed basis. Our most significant capital assets are our dialer and our telephone switch, which we do not anticipate having to replace within the next year.

ITEM 3. CONTROLS AND PROCEDURES

In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and Accounting Manager, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of June 30, 2004, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 2, 2004, an order of the United States Bankruptcy Court for the Central District of California Santa Ana Division was entered closing the
Chapter 11 case involving Performance Capital Management, LLC and its predecessors. In late December 1998, six entities voluntarily filed bankruptcy petitions, which were later consolidated into one case. Performance Capital Management, LLC is an entity that was formed by a U.S. Chapter 11 Trustee and the Official Committee of Equity Security Holders in January 2002 for the purpose of reorganizing the six entities. The order acts as a discharge and termination of any and all liabilities and debts of, and claims against, the six entities that arose at any time before the confirmation order became effective on February 4, 2002. For more information about the bankruptcy, please see our report on Form 8-K dated February 4, 2002 and filed with the SEC on April 2, 2003.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

We have not purchased any LLC Units from our members since February 4, 2002, our inception. We commenced a procedure authorized by our plan of reorganization to eliminate the interests of members we have not been able to locate. Through delivery to last known addresses and public advertising in certain newspapers, we have attempted to notify approximately 42 people or entities listed as investors in the PAM Funds that they will no longer be members if we do not hear from them in six months. At this time we believe these investors represent ownership of approximately 7,154 LLC Units, approximately $307,000 of unreturned capital and approximately $152,000 of uncashed distribution checks.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 14, 2004, we held our annual meeting of members in Anaheim, California. At the meeting, our members were asked to vote on the election of Class I directors to the Board of Directors. All of the directors nominated for election served as directors immediately prior to the annual meeting. The following directors were elected by our members as a result of the following votes:

Directors                  Votes "For" Election  Votes "Withheld"
-------------------------  --------------------  ----------------
Class I
     Larisa Gadd                        218,357             6,568
     Rodney Woodworth                   218,606             6,195
     Donald W. Rutherford               218,258             6,667

The following Class II directors continued to serve as directors following the annual meeting: Lester Bishop, Larry Smith, David Barnhizer and Sanford Lakoff.

In addition to the election of directors, the following matters were voted upon at the annual meeting:

     - To ratify the board of directors' selection and appointment of Moore Stephens Wurth Frazer and Torbet, LLP, as independent auditors for Performance Capital Management, LLC for the fiscal year ending December 31, 2004. The votes were cast as follows: 220,519 in favor of ratification; 1,592 against ratification; and 2,814 abstaining.

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

10.1     Master Loan Agreement by and among Performance Capital Management, LLC, Varde Investment
         Partners, L.P. and Matterhorn Financial Services, LLC, dated June 10, 2004 (3)

31.1     Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2     Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1     Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.
         Sec. 1350 *


*  The  certifications  filed  under  Exhibit  32.1 are not deemed "filed" for purposes of Section 18 of the
SecuritiesExchange  Act  of  1934 and are not to be incorporated by reference into any filing of Performance
Capital Management, LLC under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act
Of 1934, as amended, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that Performance Capital Management,
LLC specifically incorporates it by reference.

(1) Filed  on April 2, 2003 as an exhibit to our report on Form 8-K dated February 4, 2002 and incorporated herein  by reference.

(2) Filed on November 14, 2003 as an exhibit to our report on Form 10-QSB for the period ended September 30,
2003 and  incorporated  herein  by  reference.

(3) Filed  on  July  29,  2004 as an exhibit to our report on Form 8-K dated July 13, 2004 and incorporated herein  by reference.

(b)  Reports on Form 8-K

No   reports on Form 8-K were filed during the three months ended June 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PERFORMANCE CAPITAL MANAGEMENT, LLC


    August  16,  2004                      By:  /s/ David J. Caldwell
-----------------------                         ------------------------
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

10.1     Master Loan Agreement by and among Performance Capital Management, LLC, Varde Investment
         Partners, L.P. and Matterhorn Financial Services, LLC, dated June 10, 2004 (3)
31.1     Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

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

(3)  Filed  on  July  29,  2004 as an exhibit to our report on Form 8-K dated July 13, 2004 and incorporated herein  by reference.