Form 10QSB
period 2004-09-30
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2004-11-19
CIK 1221170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   September 30, 2004
                                         ----------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from__________ to __________

          Commission file number:    0 - 50235
                                 ---------------


                      PERFORMANCE CAPITAL MANAGEMENT, LLC
    ------------------------------------------------------------------------
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


    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2004, the issuer had 570,916 LLC Units issued and outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No[X]

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

                                    INDEX TO
                        QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


PART I - FINANCIAL INFORMATION                                              PAGE

Item 1   Financial Statements

         Report of Independent Registered Public Accounting Firm. . . . . . .  1

         Consolidated Balance Sheets as of September 30, 2004
         (unaudited) and December 31, 2003 (audited). . . . . . . . . . . . .  2

         Consolidated Statements of Operations for the three and
         nine months ended September 30, 2004 and 2003 (unaudited). . . . . .  3

         Consolidated Statements of Members' Equity for the nine
         months ended September 30, 2004 (unaudited) and the
         year ended December 31, 2003 (audited) . . . . . . . . . . . . . . .  4

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2004 and 2003 (unaudited) . . . . . . . .  5

         Consolidated Condensed Notes to the Financial Statements (unaudited)  6

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . 14

Item 3   Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . 23

PART II - OTHER INFORMATION

Item 2    Small Business Issuer Purchases of Equity Securities. . . . . . . . 24

Item 5    Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 24

Item 6    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 25

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



[MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Performance Capital Management, LLC
Anaheim, California

We have reviewed the accompanying consolidated balance sheet of Performance Capital Management, LLC and its wholly owned subsidiary Matterhorn Financial Services, LLC, as of September 30, 2004, and the related consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, and consolidated statements of members' equity and cash flows for the nine months ended September 30, 2004 and 2003. All information included in these financial statements is the representation of the management of Performance Capital Management, LLC.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moore Stephens Wurth Frazer And Torbet, LLP


November 12, 2004
Orange, California

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                 September 30,     December 31,
                                                     2004             2003
                                                  (unaudited)       (audited)
                                                ---------------  ---------------
                                   ASSETS
                                   ------

Cash and cash equivalents                       $     1,490,708  $     1,007,949
Restricted cash                                         100,000           21,448
Other receivables                                        27,524           14,492
Purchased loan portfolios, net                        2,946,433        2,081,496
Property and equipment, net                             285,606          397,924
Deposits                                                 56,588           56,588
Prepaid expenses and other assets                        68,203          135,738
                                                ---------------  ---------------
        Total assets                            $     4,975,062  $     3,715,635
                                                ===============  ===============



                      LIABILITIES AND MEMBERS' EQUITY
                      -------------------------------

LIABILITIES:
    Accounts payable                            $        48,861  $        68,735
    Accrued interest payable                              7,896                -
    Accrued liabilities                                 345,846          313,352
    Income taxes payable                                 15,790           15,790
    Loan payable                                        764,111                -
                                                ---------------  ---------------
      Total liabilities                               1,182,504          397,877

COMMITMENTS AND CONTINGENCIES                                 -                -

MEMBERS' EQUITY                                       3,792,558        3,317,758
                                                ---------------  ---------------
        Total liabilities and members' equity   $     4,975,062  $     3,715,635
                                                ===============  ===============

The accompanying notes are an integral part of these financial statements. See Report of Independent Registered Public Accounting Firm.

                                     PERFORMANCE CAPITAL MANAGEMENT, LLC

                                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                            For the three    For the three    For the nine     For the nine
                                            months ended     months ended     months ended     months ended
                                            September 30,    September 30,    September 30,    September 30,
                                                2004             2003             2004             2003
                                             (unaudited)      (unaudited)      (unaudited)      (unaudited)
                                           ---------------  ---------------  ---------------  ---------------
REVENUES:
    Portfolio collections                  $    2,432,108   $    2,351,314   $    7,157,195   $    7,358,415
    Portfolio sales                             1,376,171                -        4,133,628          505,724
                                           ---------------  ---------------  ---------------  ---------------
      Total revenues                            3,808,279        2,351,314       11,290,823        7,864,139
    Less portfolio basis recovery               2,040,747          894,837        5,269,375        3,598,251
                                           ---------------  ---------------  ---------------  ---------------
NET REVENUES                                    1,767,532        1,456,477        6,021,448        4,265,888
                                           ---------------  ---------------  ---------------  ---------------
OPERATING COSTS AND EXPENSES:
    Salaries and benefits                         947,196        1,050,518        3,037,398        3,231,198
    General and administrative                    637,094          497,399        1,855,045        1,573,330
    Depreciation                                   43,438           50,930          132,796          154,108
                                           ---------------  ---------------  ---------------  ---------------
      Total operating costs and expenses        1,627,728        1,598,847        5,025,239        4,958,636
                                           ---------------  ---------------  ---------------  ---------------

INCOME (LOSS) FROM OPERATIONS                     139,804         (142,370)         996,209         (692,748)
                                           ---------------  ---------------  ---------------  ---------------
OTHER INCOME (EXPENSE):
    Reorganization costs                          (17,575)         (17,364)         (52,578)         (65,384)
    Interest income                                 2,892            3,205            8,475            9,056
    Other income                                    9,064            8,634           38,278            9,914
    Interest expense                               (7,896)                           (7,896)
                                           ---------------  ---------------  ---------------  ---------------
      Total other expense, net                    (13,515)          (5,525)         (13,721)         (46,414)
                                           ---------------  ---------------  ---------------  ---------------

INCOME (LOSS) BEFORE INCOME TAX                   126,289         (147,895)         982,488         (739,162)
  PROVISION

INCOME TAX PROVISION                                  800            2,355           18,190            9,852
                                           ---------------  ---------------  ---------------  ---------------
NET INCOME (LOSS)                          $      125,489   $     (150,250)  $      964,298   $     (749,014)
                                           ===============  ===============  ===============  ===============

NET INCOME (LOSS) PER MEMBER
    UNIT - BASIC AND DILUTED               $         0.22   $        (0.26)  $         1.69   $        (1.31)
                                           ===============  ===============  ===============  ===============

The accompanying notes are an integral part of these financial statements. See Report of Independent Registered Public Accounting Firm.

                                     PERFORMANCE CAPITAL MANAGEMENT, LLC

                                  CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY


                                                                                                    Total
                                       Member       Unreturned      Abandoned     Accumulated      Members'
                                        Units         Capital        Capital        Deficit         Equity
                                    -------------  -------------  -------------  -------------  -------------
Balance, December 31, 2002               571,550   $ 26,116,880   $           -  $(21,237,826)  $  4,879,054

Distribution to investors                      -       (307,448)              -             -       (307,448)

Member units returned by investors          (634)       (31,926)         31,926             -              -

Net loss                                       -              -               -      (749,014)      (749,014)
                                    -------------  -------------  -------------  -------------  -------------

Balance, September 30, 2003              570,916     25,777,506          31,926   (21,986,840)     3,822,592
                                    -------------  -------------  -------------  -------------  -------------

Distributions to investors                     -       (164,529)              -             -       (164,529)

Net loss                                       -              -               -      (340,305)      (340,305)
                                    -------------  -------------  -------------  -------------  -------------

Balance, December 31, 2003               570,916     25,612,977          31,926   (22,327,145)     3,317,758

Distributions to investors                     -       (489,498)              -             -       (489,498)

Net income                                     -              -               -       964,298        964,298
                                    -------------  -------------  -------------  -------------  -------------

Balance, September 30, 2004              570,916   $ 25,123,479   $      31,926  $(21,362,847)  $  3,792,558
                                    =============  =============  =============  =============  =============

The accompanying notes are an integral part of these financial statements. See Report of Independent Registered Public Accounting Firm.

                            PERFORMANCE CAPITAL MANAGEMENT, LLC

                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            For the nine     For the nine
                                                            months ended     months ended
                                                            September 30,    September 30,
                                                                2004             2003
                                                             (unaudited)      (unaudited)
                                                           ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $      964,298   $     (749,014)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation                                                132,796          154,108
    (Increase) decrease in assets:
      Other receivables                                           (13,032)          38,155
      Prepaid expenses and other assets                            67,535          (32,869)
      Loan portfolios                                            (864,937)       2,183,371
    Increase (decrease) in liabilities:
      Accounts payable                                            (19,874)         (90,828)
      Accrued interest payable                                      7,896                -
      Pre-petition claims                                               -         (119,737)
      Accrued liabilities                                          32,494         (184,346)
      Income taxes payable                                              -           (7,747)
                                                           ---------------  ---------------
        Net cash provided by operating activities                 307,176        1,191,093
                                                           ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                             (20,478)          (5,399)
                                                           ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to investors                                      (489,498)        (307,448)
  Borrowing on loans payable                                      764,111                -
                                                           ---------------  ---------------
        Net cash provided by financing activities                 274,613         (307,448)
                                                           ---------------  ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           561,311          878,246

CASH AND CASH EQUIVALENTS, beginning of period                  1,029,397          871,534
                                                           ---------------  ---------------

CASH AND CASH EQUIVALENTS, end of period                   $    1,590,708   $    1,749,780
                                                           ===============  ===============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Income taxes paid                                        $       18,190   $       18,190
                                                           ---------------  ---------------

  Interest paid                                            $            -   $            -
                                                           ===============  ===============

The accompanying notes are an integral part of these financial statements. See Report of Independent Registered Public Accounting Firm.

                            PERFORMANCE CAPITAL MANAGEMENT, LLC

            CONSOLIDATED CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

ORGANIZATION AND DESCRIPTION OF BUSINESS
----------------------------------------

Performance Capital Management, LLC ("PCM LLC" or the "Company") is engaged in the business of acquiring assets originated by federal and state banks and other sources, for the purpose of generating income and cash flow from managing, collecting, or selling those assets. These assets consist primarily of non-performing credit card loan portfolios and are purchased and sold as portfolios ("portfolios"). Additionally, some of the loan portfolios are assigned to third party agencies for collection.

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


See Report of Independent Registered Public Accounting Firm.

                            PERFORMANCE CAPITAL MANAGEMENT, LLC

            CONSOLIDATED CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  (UNAUDITED)

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
                        =============  ===================

The following is a summary of the ownership interest of Performance Capital Management, LLC as of September 30, 2004:

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
          =============  ===================


See Report of Independent Registered Public Accounting Firm.

                            PERFORMANCE CAPITAL MANAGEMENT, LLC

            CONSOLIDATED CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

The combination of the Partnerships and PCM INC is summarized as follows (in thousands):

                                    PAM      PAMII     PAMIII    PAMIV      PAMV     PCM INC     Total
                                 -----------------------------------------------------------------------
Sale of Limited
  Partnership Units              $  5,205   $ 7,670   $ 9,990   $28,595   $ 5,965   $      -   $ 57,425

Distributions
  to Investors                     (3,704)   (4,137)   (3,719)   (6,920)     (829)         -    (19,309)
                                 -----------------------------------------------------------------------

Unreturned Capital                  1,501     3,533     6,271    21,675     5,136          -     38,116

Accumulated Deficit                  (288)   (1,333)   (2,424)   (9,330)   (2,561)    (2,302)   (18,238)
                                 -----------------------------------------------------------------------

Cash and Net Assets
  Transferred to PCM LLC         $  1,213   $ 2,200   $ 3,847   $12,345   $ 2,575   $ (2,302)    19,878
                                 ============================================================

2002 Distribution to Investors                                                                  (12,000)

Net Loss For The Year Ended
  December 31, 2002                                                                              (2,999)
                                                                                               ---------

Members' Equity PCM, LLC
  at December 31, 2002                                                                            4,879

2003 Distributions to Investors                                                                    (472)

Net Loss For The Year
  Ended December 31, 2003                                                                        (1,089)
                                                                                               ---------

Members' Equity PCM, LLC
  at December 31, 2003                                                                            3,318

2004 Distributions to Investors                                                                    (489)

Net Income For The Period
  Ended September 30, 2004                                                                          964
                                                                                               ---------

Members' Equity PCM, LLC
  at September 30, 2004                                                                        $  3,793
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


See Report of Independent Registered Public Accounting Firm.

                            PERFORMANCE CAPITAL MANAGEMENT, LLC

            CONSOLIDATED CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

LLC's LLC units are not publicly traded securities. The Reorganization Plan placed certain restrictions on the transfer of members' interests.

On August 2, 2004, an order of the United States Bankruptcy Court was entered closing the Chapter 11 case. In late December 1998, six entities (See above) voluntarily filed bankruptcy petitions, which were later consolidated into one case. Performance Capital Management, LLC is an entity that was formed for the purpose of reorganizing the six entities. The order acts as a discharge and termination of any and all liabilities and debts of, and claims against, the six entities that arose at any time before the confirmation order became effective on February 4, 2002.

Wholly-owned Subsidiary
-----------------------

In July, 2004 the Company completed a credit facility (effective June 10, 2004) with Varde Investment Partners, L.P. ("Varde"), a participant in the debt collection industry, to augment portfolio purchasing capacity using capital provided by Varde. To implement the agreement, the Company created a wholly-owned subsidiary, Matterhorn Financial Services, LLC, a California limited liability company ("Matterhorn"). The facility provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. Varde is not under any obligation to make a loan to Matterhorn and Varde must agree on the terms for each specific advance under the loan facility. Under the terms of the facility, Varde will receive both interest and a contingent amount of any profits on the portfolios acquired with a loan. Portfolios purchased using the facility will be owned by the Company's subsidiary, Matterhorn. Varde has a first priority security interest in Matterhorn's assets securing repayment of its loans.

NOTE 2 - BASIS OF PRESENTATION

Interim Consolidated Condensed Financial Statements
---------------------------------------------------

These interim consolidated condensed financial statements have been prepared using generally accepted accounting principles in the United States. The interim financial statements include all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for fair presentation of the financial results for interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's annual audited financial statements. Reference should be made to those statements included with the Company's annual report filed on Form 10-KSB.

Basis of Consolidation
----------------------

The consolidated financial statements include the accounts of PCM LLC and its wholly-owned special purpose subsidiary Matterhorn. All significant intercompany balances and transactions have been eliminated.

Reporting Entity
----------------

The Company is a successor entity of six companies emerging from bankruptcy (see
Note 1). The accompanying balance sheets, statements of operations, members' equity, and cash flows include balances and transactions since the emergence from bankruptcy. Matterhorn, a wholly owned subsidiary of the Company, became active in the third quarter of 2004 under the terms of the credit facility with Varde Investment Partners, L.P.

Transfer of Assets to Successor Company
---------------------------------------

Assets were transferred at historical carrying values and liabilities were assumed as required by the bankruptcy confirmation plan.


See Report of Independent Registered Public Accounting Firm.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

            CONSOLIDATED CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

Cash and Cash Equivalents
-------------------------

PCM LLC defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $1,614,000 as of September 30, 2004. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

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


See Report of Independent Registered Public Accounting Firm.

                            PERFORMANCE CAPITAL MANAGEMENT, LLC

            CONSOLIDATED CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Proceeds from strategic sales of purchased loan portfolios in excess of their cost basis are recorded as net revenue when received.

Members' Equity
---------------

Members' equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of September 30, 2004, and December 31, 2003, PCM LLC had 547,194 voting LLC units and 23,722 non-voting LLC units. Abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC's plan of reorganization to eliminate the interests of members the Company has not been able to locate.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of September 30, 2004 and December 31, 2003 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate their fair values. The fair value of purchased loan portfolios was determined based on both market pricing and discounted expected cash flows. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at September 30, 2004 and December 31, 2003 was 20%. The estimated fair value of loan portfolios was $18,200,000 and $15,300,000 at September 30, 2004 and December 31, 2003, respectively.

NOTE 5 - PURCHASED LOAN PORTFOLIOS

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at September 30, 2004 and December 31, 2003 totaled approximately $615 million and $1.1 billion, respectively.

The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the net present value of estimated future cash flows expected to be collected, a valuation allowance is recognized in the amount of such impairment.

The carrying amount of loans included in the accompanying balance sheets are as follows:

                                           As of                     As of
                                     September 30, 2004        December 31, 2003
                                  ------------------------  ------------------------
Unrecovered cost balance,
    beginning of period           $             7,619,515   $             9,517,146
Valuation allowance,
    beginning of period                        (5,538,019)               (5,472,952)
                                  ------------------------  ------------------------
Net balance, beginning of period                2,081,496                 4,044,194
Net portfolio activity                            864,937                (1,962,698)
                                  ------------------------  ------------------------
Net balance, end of period        $             2,946,433   $              2,081,496
                                  ========================  ========================

See Report of Independent Registered Public Accounting Firm.

                      PERFORMANCE CAPITAL MANAGEMENT, LLC

            CONSOLIDATED CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 5 - PURCHASED LOAN PORTFOLIOS (CONTINUED)

The activity in the loan portfolios in the accompanying financial statements is as follows:

                                       Three months          Three months          Nine months           Nine months
                                          ended                 ended                 ended                 ended
                                    September 30, 2004    September 30, 2003    September 30, 2004    September 30, 2003
                                   --------------------  --------------------  --------------------  --------------------
Purchased loan portfolios          $         3,512,860   $           515,039   $         6,134,311   $         1,414,880
Collections on loan portfolios              (2,432,109)           (2,351,314)           (7,157,195)           (7,358,415)
Sales of loan portfolios                    (1,376,171)                    -            (4,133,628)             (505,724)
Revenue recognized on collections            1,734,692             1,456,477             5,035,217             4,200,748
Revenue recognized on sales                     32,841                     -               986,232                65,140
                                   --------------------  --------------------  --------------------  --------------------
Net portfolio activity             $         1,472,113   $          (379,798)  $           864,937   $        (2,183,371)
                                   ====================  ====================  ====================  ====================

The valuation allowance related to the loan portfolios had a balance of $5,538,019 at September 30, 2004 and December 31, 2003.

NOTE 6 - OTHER RECEIVABLES

Other receivables consist of collections on portfolios received by a third party collection agency.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment is as follows:

                                       As of                As of
                                September 30, 2004      Dec. 31, 2003
                                -------------------  -------------------
Office furniture and equipment  $           282,820  $           273,835
Computer equipment                          494,223              482,729
Leasehold improvements                       36,982               36,982
                                -------------------  -------------------
Totals                                      814,025              793,546
Less accumulated depreciation               528,419              395,622
                                -------------------  -------------------
Property and equipment, net     $           285,606  $           397,924
                                ===================  ===================


Depreciation expense for the three months ended September 30, 2004 and 2003 amounted to $43,438 and $50,930, respectively. Depreciation expense for the nine months ended September 30, 2004 and 2003 amounted to $132,796 and $154,108, respectively.

NOTE 8 - NOTE PAYABLE

Matterhorn owed Varde approximately $764,000 under a credit facility at September 30, 2004. The loan has minimum payment threshold points with a term of two years and bears interest at the rate of 12% per annum. Principal payments are made out of collections of portfolios held by Matterhorn. The amount of remaining available credit under the facility at September 30, 2004 was approximately $24.2 million. Under the credit facility Varde has a first priority security interest in Matterhorn's assets. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of approximately $1.0 million at September 30, 2004.


See Report of Independent Registered Public Accounting Firm.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

            CONSOLIDATED CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
-----------------

The Company currently leases office space in Anaheim, California under a non-cancelable five year operating lease. Under the lease agreement, PCM LLC must pay a basic monthly rental charge plus a portion of the building's common area expenses. Future minimum lease commitments as of September 30, 2004 are as follows:

      Year ending
      September 30,
      -------------
          2005                                        $312,000
          2006                                         320,000
          2007                                          63,000
       Thereafter                                            -

Rental expense for the three months ended September 30, 2004 and 2003 amounted to $79,638 and $77,460 respectively. Rental expense for the nine months ended September 30, 2004 and 2003 amounted to approximately $238,508 and $232,490, respectively. The Company is obligated under a five-year equipment lease expiring in 2009 for minimum payments totaling $4,400 per year.

NOTE 10 - EARNINGS PER MEMBER UNIT

Basic and diluted earnings per member unit are calculated based on the weighted average number of member units issued and outstanding, 570,916 for the nine months ended September 30, 2004 and 571,550 for the nine months ended September 30, 2003.

NOTE 11 - EMPLOYEE BENEFIT PLANS

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

NOTE 12 - SUBSEQUENT EVENTS

The reorganization plan calls for the Company to cancel the equity interest of unit holders that can not be located. PCMLLC published a list of such members in April 2004 in a national publication. The Company plans to cancel these member units (approximately 7,154) and distributions totaling approximately $152,000. Current plans for the fourth quarter call for the cancellation of units and reversion to the Company of cash representing such distributions.


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

OVERVIEW

We acquire assets originated by federal and state banking and savings institutions, loan agencies, and other sources, for the purpose of generating income and cash flow from collecting or selling those assets. Typically, these assets consist of charged-off credit card contracts. These assets are typically purchased and sold as portfolios. We purchase portfolios using our own cash resources and funds borrowed from a third party.

Before purchasing a portfolio, we conduct due diligence to assess the value of the portfolio. We try to purchase portfolios at a substantial discount to the actual amount of money that they will ultimately produce, so that we can recover the cost we pay for portfolios, repay funds borrowed to purchase portfolios, pay our collection and operating costs and still have a profit. We believe that market conditions currently make it difficult, although not impossible, to purchase portfolios at prices that will permit us to accomplish these objectives. We record our portfolios at cost based on the purchase price. We reduce the cost bases of our portfolios on a portfolio-by-portfolio basis based on collections, sales of some or all of the portfolio and impairment of net realizable value.

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

We plan to realize the difference between fair value and cost basis over time as we collect our portfolios. We generally collect our portfolios over periods of time ranging from three to seven years, with the bulk of a portfolio's yield coming in the first three years we collect it. If we succeed in collecting our portfolios and realize the difference between fair value and cost basis of our portfolios, we will recover the cost we paid for them, repay the loans used to purchase them, pay our collection and operating costs, and still have excess cash.

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

BASIS OF PRESENTATION

We present our financial statements based on our February 4, 2002, emergence from bankruptcy being treated as the inception of our business. In our emergence from bankruptcy, we succeeded to the assets and liabilities of six entities that were in bankruptcy. The equity owners of these entities approved a reorganization plan under which the owners of these six entities agreed to receive ownership interests in Performance Capital Management, LLC, in exchange for their ownership interests in the predecessor entities. Our consolidated financial statements include the accounts of our parent operating company, Performance Capital Management, LLC, and its wholly-owned special purpose subsidiary Matterhorn Financial Services LLC, a California limited liability company ("Matterhorn"). All significant intercompany balances and transactions have been eliminated.

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

As discussed in greater detail below, we have a credit facility with Varde Investment Partners, L.P. ("Varde") that provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. The facility provides for Varde to receive a contingent interest in portfolio collections after all funds invested in the portfolio have been repaid (with interest) and all servicing costs have been paid. We do not record a liability for this contingent interest due to the distressed nature of the portfolio assets and the lack of assurance that collections sufficient to result in a liability to Varde will actually occur.

OPERATING RESULTS

COMPARISON OF RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 2004, AND 2003

The  following  discussion  compares our results for the quarter ended September
30, 2004, to the quarter ended September 30, 2003. We generated net income of approximately $125,000 for the quarter ended September 30, 2004, compared to a net loss of approximately $150,000 for the quarter ended September 30, 2003.

Revenue
-------

Our net revenues increased to approximately $1.8 million for the quarter ended September 30, 2004, from approximately $1.5 million for the quarter ended September 30, 2003. The following table presents a comparison of the components of our revenues for the quarter ended September 30, 2004, to the quarter ended September 30, 2003, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                Total             Collections              Sales
                        --------------------  --------------------  --------------------
                           Quarter Ended         Quarter Ended         Quarter Ended
                         9/30/04    9/30/03    9/30/04    9/30/03    9/30/04    9/30/03
                        ---------  ---------  ---------  ---------  ---------  ---------
                           ($in millions)        ($in millions)       ($in millions)
Total revenues          $    3.8   $    2.4   $    2.4   $    2.4   $    1.4   $     --
Less basis recovery         (2.0)      (0.9)      (0.7)      (0.9)      (1.3)        --
                        ---------  ---------  ---------  ---------  ---------  ---------
Net revenues            $    1.8   $    1.5   $    1.7   $    1.5   $     --   $     --
                        =========  =========  =========  =========  =========  =========

Net revenue percentage      46.4%      61.9%      71.3%      61.9%       2.4%       0.0%

Portfolio collections continue to provide most of our total revenues. Our total revenues from portfolio collections increased slightly, while our net revenues from portfolio collections increased somewhat more. Our net revenues from portfolio collections (as well as the corresponding percentage of net revenues to total revenues) increased principally due to maintaining collection trends on our older portfolios with low or fully-amortized cost bases while simultaneously exploiting portfolios purchased during the second half of 2002. We have completely recovered the cost basis of most of these portfolios purchased in 2002, resulting in collections of these portfolios generating net revenue. We expect our 2002 portfolios to continue generating net revenues. During the nine months ended September 30, 2004, we acquired approximately $3.8 million of new portfolios (net of portions of portfolios we promptly resold). In future quarters, the cost basis recovery associated with collecting these 2004 portfolios, combined with others that we acquired in 2003, could offset the increase in net revenue percentage we would otherwise expect our 2002 portfolios to generate.

Our total revenues from portfolio sales increased dramatically due principally to sales of portions of newly acquired portfolios. We anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

Excluding the approximately $33,000 of net revenues from sales of portfolios, we generated net income of approximately $93,000 for the quarter ended September 30, 2004, which marks the first quarter in which we have achieved net income based on our core business of portfolio collections. We believe this result reflects the steady progress we have made to focus on collecting the right portfolios in an efficient manner. We believe our future results will continue to reflect this progress, although the "front-loading" of cost basis recovery from recent portfolio acquisitions could once again cause our statement of operations to show a net loss.

Operating Expenses
------------------

Our total operating costs and expenses remained relatively stable at approximately $1.6 million for each of the quarters ended September 30, 2004, and 2003. Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, decreased to 67.0% for the quarter ended September 30, 2004, from 68.0% for the quarter ended September 30, 2003. The slight improvement in this ratio results principally from the increase in our collection revenues outpacing increases in our expenses. We believe our existing infrastructure can collect a greater dollar volume of accounts, and we plan to lower this ratio by increasing total revenues from collections without incurring a proportionate increase in operating costs and expenses. To accomplish this objective, we will continue our efforts to improve the balance between our new and old portfolios. The deteriorating market conditions that have led to increased portfolio prices present a continuing obstacle to achieving increases in total revenues from collections, because of the difficulty in replenishing and then increasing our portfolios. As discussed in greater detail below, we believe that our agreement with Varde will continue to assist our efforts to acquire the volume of new portfolios it will take to produce substantial increases in total revenues from collections.

Our general and administrative expenses increased to approximately $637,000 for the quarter ended September 30, 2004, from approximately $497,000 for the quarter ended September 30, 2003, due principally to legal expenses associated with entering into the Varde credit facility, increased use of third parties and outside counsel to collect accounts and increased expenses for insurance. Our salaries and benefits expenses decreased to approximately $947,000 for the quarter ended September 30, 2004, from approximately $1.1 million for the quarter ended September

30, 2003, due principally to reduced headcount. Our operating expenses may increase somewhat if we succeed in increasing the volume of accounts we collect, but we expect increases in total revenues to outpace any material increases in variable costs associated with our collection efforts.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004, AND 2003

The  following  discussion  compares  our  results  from  the  nine months ended
September  30,  2004,  to  the  nine  months  ended  September  30,  2003.

We generated net income of approximately $1.0 million for the nine months ended September 30, 2004, compared to a net loss of approximately $749,000 for the nine months ended September 30, 2003. Our operating activities provided cash of approximately $307,000 for the nine months ended September 30, 2004, as compared to providing cash of approximately $1.2 million for the same period in 2003.

Revenue
-------

Our net revenues increased to approximately $6.0 million for the nine months ended September 30, 2004, from approximately $4.3 million for the nine months ended September 30, 2003. The following table presents a comparison of the components of our revenues for the nine months ended September 30, 2004, and 2003, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                 Total                 Collections                Sales
                        -----------------------  -----------------------  -----------------------
                           Nine Months Ended        Nine Months Ended       Nine Months Ended
                         9/30/04      9/30/03     9/30/04      9/30/03     9/30/04      9/30/03
                        ----------  -----------  ----------  -----------  ----------  -----------
                            ($in millions)            ($in millions)          ($in millions)
Total revenues          $    11.3   $      7.9   $     7.2   $      7.4   $     4.1   $      0.5
Less basis recovery          (5.3)        (3.6)       (2.2)        (3.2)       (3.1)        (0.4)
                        ----------  -----------  ----------  -----------  ----------  -----------
Net revenues            $     6.0   $      4.3   $     5.0   $      4.2   $     1.0   $      0.1
                        ==========  ===========  ==========  ===========  ==========  ===========

Net revenue percentage       53.3%        54.2%       70.4%        57.1%       23.9%        12.9%

Portfolio collections continue to provide most of our total revenues. Our total revenues from portfolio collections declined slightly, while our net revenues from portfolio collections increased. Our net revenues from portfolio collections (as well as the corresponding percentage of net revenues to total revenues) increased principally due to maintaining collection trends on our older portfolios with low or fully-amortized cost bases while simultaneously exploiting portfolios purchased during the second half of 2002. We have completely recovered the cost basis of most of these portfolios purchased in 2002, resulting in collections of these portfolios generating net revenue. We expect our 2002 portfolios to continue generating net revenues. During the nine months ended September 30, 2004, we acquired approximately $3.8 million of new portfolios (net of portions of portfolios we promptly resold). In future periods, the cost basis recovery associated with collecting these 2004 portfolios, combined with others that we acquired in 2003, could offset the increase in net revenue percentage we would otherwise expect our 2002 portfolios to generate.

Both our total and net revenues from portfolio sales showed dramatic increases. As part of our program to emphasize efforts to continue to collect some of our older portfolios, we identified a substantial number of older portfolios whose collection lives, from our perspective, have run their course. We identified these portfolios as candidates for sale and were able to sell a number of them in the first six months of 2004 on terms we considered acceptable. We may engage in further sales if we believe market conditions are acceptable. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales. During the nine months ended September 30, 2004, the prompt resale of portions of portfolios we purchased provided approximately $2.4 million of our $4.1 million of total revenues from portfolio sales.

Our net income of approximately $1.0 million for the nine months ended September 30, 2004, is essentially due to the approximately $1.0 million of net revenues we derived from portfolio sales. Without this large volume of sales that produced net revenues, we would have essentially broken even for the nine months ended September 30, 2004. Although we still have some older portfolios identified for sale, we do not expect future net revenues from portfolio sales to be of the same magnitude that we experienced in the first nine months of 2004.

Operating Expenses
------------------

Our total operating costs and expenses remained relatively stable at approximately $5.0 million for each of the nine-month periods ended September 30, 2004, and 2003. Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, increased to 70.2% for the nine months ended September 30, 2004, from 67.4% for the nine months ended September 30, 2003. The increase in this ratio results principally from the decrease in total revenues from collections to approximately $7.2 million for the nine months ended September 30, 2004, from approximately $7.4 million for the nine months ended September
30, 2003. As discussed above in the quarter-to-quarter analysis, we plan to reduce this ratio by increasing total revenues from collections without incurring a proportionate increase in operating costs and expenses.

Our general and administrative expenses increased to approximately $1.9 million for the nine months ended September 30, 2004, from approximately $1.6 million for the nine months ended September 30, 2003, due principally to legal expenses associated with entering into the Varde credit facility, increased use of third parties and outside counsel to collect accounts and increased expenses for our independent auditors and insurance. Our salaries and benefits expenses decreased to approximately $3.0 million for the nine months ended September 30, 2004, from approximately $3.2 million for the nine months ended September 30, 2003, due principally to reduced headcount. Our operating expenses may increase somewhat if we succeed in increasing the volume of accounts we collect, but we expect increases in total revenues to outpace any material increases in variable costs associated with our collection efforts.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased approximately $561,000 in the first nine months of 2004 to a balance of approximately $1.6 million at September 30, 2004. During the nine months ended September 30, 2004, our portfolio collections and sales generated approximately $8.9 million of cash (net of proceeds from portions of portfolios we promptly resold), we borrowed approximately $764,000 to finance portfolio purchases, and we used approximately $4.8 million for operating and other activities, approximately $3.8 million to purchase new portfolios (net of portions of portfolios we promptly resold) and approximately $489,000 for distributions to unit holders.

During the nine months ended September 30, 2004, we continued making progress toward, but did not achieve results consistent with, our business plan: to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios, pay our collecting and operating costs and still have a profit. Excluding the results from the large volume of portfolio sales in the first nine months of 2004, our cost basis recovery of approximately $2.1 million plus our operating and other expenses of approximately $5.1 million essentially equaled our total revenues from collections of approximately $7.2 million. We believe this result reflects the steady progress we have made to focus on collecting the right portfolios in an efficient manner. We believe our future results will continue to reflect this progress, although the "front-loading" of cost basis recovery from recent portfolio acquisitions could once again cause our statement of operations to show a net loss.

During the fourth quarter of 2003, we used some of the cash reserves we accumulated during the first three quarters of 2003 to acquire approximately $1.1 million of new portfolios. We believe that market conditions for acquiring new portfolios improved during the fourth quarter of 2003 but then deteriorated during the first half of 2004. As a result, our portfolio purchases (net of portions of portfolios we promptly resold) during the first half of 2004 slowed to approximately $1.6 million. During the third quarter, we acquired approximately $2.2 million of new portfolios on what we considered reasonable terms, despite continued unfavorable market conditions.

The higher prices for portfolios associated with deteriorating market conditions make it difficult for us to replenish or increase our portfolios, which in turn undermines our ability to implement our strategy to leverage our infrastructure by increasing total revenues from collections. We have responded to these pricing pressures by augmenting our purchases from originating creditors with purchases on the secondary market. Whether we can continue to acquire portfolios at a pace that will permit us to increase collections to maximize return on our existing collection infrastructure will continue to depend on our assessment of market conditions, as well as the amount of liquid cash and other financial resources available to us.

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

Our portfolios provide our principal long-term source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. Our estimate of the fair value of our portfolios was approximately $18.2 million at September 30, 2004, and approximately $15.3 million at December 31, 2003. At the same time, the cost basis of our portfolios increased to approximately $3.0 million at September 30, 2004, from approximately $2.1 million at December 31, 2003. Our portfolio purchases of approximately $2.2 million in the third quarter played a significant role in the overall increase in the cost basis of our portfolios, as well as the accompanying increase in fair value. We believe the estimated fair value of our portfolios will increase in the near term as we continue to acquire new portfolios and our sales of older portfolios diminish. Our plan to leverage our infrastructure contemplates continued portfolio purchases leading to an increase in portfolio cost basis, based on reinvesting cash proceeds generated by our collection activities, reinvesting proceeds from sales of older portfolios and accessing the Varde credit facility to borrow funds to acquire new portfolios. Whether we are able to achieve this growth in portfolio cost basis-and the timing on which such growth may occur-will depend on whether market conditions permit us to purchase portfolios at reasonable prices and on our financial resources. While we intend to continue to aggressively seek new portfolios that we believe we can acquire on favorable terms, we do not intend to acquire portfolios just to leverage our infrastructure if we believe the portfolio profiles do not justify their prices.

We used a discount rate of 20% to determine the estimates of fair value of our portfolios at September 30, 2004, and December 31, 2003. The following table sets forth alternative estimates of fair value if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

                                             September 30, 2004   December 31, 2003
                                             -------------------  ------------------
Higher collection risk (25% discount rate)   $      16.9 million  $     14.3 million
Assumed collection risk (20% discount rate)  $      18.2 million  $     15.3 million
Lower collection risk (15% discount rate)    $      19.6 million  $     16.6 million

Our estimates of fair value also would change if we revised our projections of the magnitude and timing of future collections. Because of the inherent uncertainty associated with predicting future events, our determinations of fair value at any particular point in time are only estimates, and actual fair value could ultimately vary significantly from our estimate.

In the near term we plan to use some of our cash collections representing cost basis recovery to make distributions to our members and interest holders. Ultimately we plan to generate cash in excess of our collection and operating costs and our cost basis recovery and to use some of the excess cash to make distributions to our members and interest holders. Beginning in April 2003, we began making quarterly distributions. During 2003, we made three distributions totaling approximately $472,000. We made distributions totaling approximately $489,000 in January, April and July of 2004. We also made a distribution of approximately $162,000 in October 2004 relating to the third quarter of 2004.

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

It is unlikely that we will ever have outstanding indebtedness of the full $25 million at any one time, due to the cumulative nature of the facility. Portfolios purchased using the facility will be owned by our subsidiary, Matterhorn, in which Varde has a first priority security interest securing repayment of its loans.

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

Our agreement with Varde is the most important initiative we have undertaken to leverage our infrastructure resources. We believe that, by accessing the Varde facility to acquire more portfolios than we could acquire using only our own financial resources, our current collection infrastructure will handle a greater volume of accounts. We also believe that the Varde facility will leverage our portfolio acquisition strategy by permitting us to acquire larger denomination portfolios. We believe that some of these larger denomination portfolios have pricing and quality characteristics that are difficult to find in the smaller denomination portfolios that have comprised most of our purchases thus far. Even with the additional financial resources available through the facility, the deteriorating market conditions that have led to increased portfolio prices could frustrate our strategy to achieve increases in portfolio cost basis. As discussed above, we do not intend to acquire portfolios just to leverage our infrastructure if we believe the portfolio profiles do not justify their prices. Please see our Form 8-K filed with the Securities and Exchange Commission on July 29, 2004, for more information about the Varde agreement.

At September 30, 2004, our indebtedness to Varde under the facility was approximately $764,000. This obligation has a two-year term expiring in August 2006 and bears interest at a rate of 12% per annum. The timing of payments of principal and interest depend on the collection performance of the portfolios we purchased using facility funds. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of approximately $1.0 million at September 30, 2004, although the fair value of those assets likely exceeds that amount because new portfolios generally have a fair value in excess of their cost basis. At September 30, 2004, the remaining availability under the credit facility was approximately $24.2 million.

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

ITEM 3. CONTROLS AND PROCEDURES

In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and Accounting Manager, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, may be detected. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of September 30, 2004, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As noted below, however, we have identified a weakness in our disclosure controls and procedures that existed during period ending September 30, 2004.

During the process of evaluating and testing the effectiveness of our disclosure controls and procedures, management has identified a potential deficiency involving the company's failure to timely disclose an event that was reportable under new Form 8-K Item 2.03. Disclosure of this event is included in this Form 10-QSB under Part II, Item 5. Since identifying this potential deficiency, management has begun to monitor this potential deficiency in order to determine whether any further mitigating controls are necessary.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

We have not purchased any LLC Units from our members since February 4, 2002, our inception. We commenced a procedure authorized by our plan of reorganization to eliminate the interests of members we have not been able to locate. Through delivery to last known addresses and public advertising in the newspaper, we have attempted to notify approximately 42 people or entities listed as investors in the PAM Funds that they will no longer be members if we do not hear from them in six months. At this time we believe these investors represent ownership of approximately 7,154 LLC Units, approximately $307,000 of unreturned capital and approximately $152,000 of uncashed distribution checks. We are planning to cancel the 7,154 units and distribution checks in the fourth quarter of 2004.

ITEM 5. OTHER INFORMATION

We have a credit facility with Varde Investment Partners, L.P. ("Varde"), that provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. We have previously reported our entry into this facility in a Form 8-K filed with the Securities and Exchange Commission on July 29, 2004. Please see this Form 8-K filing for more information about the Varde agreement generally.

On August 30, 2004, our wholly-owned subsidiary Matterhorn Financial Services LLC ("Matterhorn") borrowed approximately $764,000 under the facility in connection with our purchase of certain charged-off loan portfolios. This obligation has a two-year term expiring in August 2006 and bears interest at a rate of 12% per annum. The timing of payments of principal and interest depend on the collection performance of the portfolios Matterhorn purchased using the funds.

Varde has a first priority security interest in all the assets of Matterhorn securing repayment of its loans and payment of its interest in excess profits. Performance Capital Management, LLC, our parent operating company, has guarantied certain of Matterhorn's performance obligations under the loan documents.

Varde may exercise its rights under its various security interests if an event of default occurs. These rights include demanding the immediate payment of all amounts due to Varde, as well as liquidating the collateral. A failure to make payments when due, if not cured within five days, is an event of default. Other events of default include:

     -    Material  breaches  of  representations  and  warranties;
     -    Uncured  breaches  of  agreements  having  a  material adverse effect;
     -    Bankruptcy  or  insolvency  of  Performance  Capital  Management  or
          Matterhorn;
     -    Fraudulent  conveyances;
     -    Defaults  in  other  debt  or  debt-related  agreements;
     -    Failure  to  pay  judgments  when  due;
     - Material loss or damage to, or unauthorized transfer of, the collateral;
     -    Change  in  control  of  Performance  Capital  Management;
     - Termination of Performance Capital Management as the Servicer under the Servicing Agreement; and
     - Breach of Varde's right of first refusal to finance portfolio acquisitions.

The assets of Matterhorn that provide security for Varde's loan include the portfolios purchased using the advance by Varde. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of approximately $1.0 million at September 30, 2004, although the fair value of those assets likely exceeds that amount because new portfolios generally have a fair value in excess of their cost basis.

Following this borrowing, the remaining availability under the credit facility was approximately $24.2 million.

We have reported the foregoing information here in our Form 10-QSB in lieu of filing a Form 8-K, as permitted by rules of the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------------------------------------
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

(b) REPORTS ON FORM 8-K

On July 29, 2004, we filed a report on Form 8-K dated July 13, 2004 containing disclosure Item 5, which disclosed our execution of a definitive Master Loan Agreement with Varde Investment Partners, L.P. ("Varde"), a well-known participant in the debt collection industry, to augment our portfolio purchasing capacity using capital provided by Varde.

This Form 10-QSB includes disclosure that should have been filed on a Form 8-K containing disclosure Item 2.03 on or before September 3, 2004, disclosing a material borrowing under our credit facility with Varde.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PERFORMANCE CAPITAL MANAGEMENT, LLC


   November 17, 2004                     By: /s/ David J. Caldwell
-----------------------                     -------------------------------
     (Date)                                  Name: David J. Caldwell
                                              Its: Chief Operations Officer

                                                 EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------------------------------------
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