Form 10KSB
period 2004-12-31
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2005-03-31
CIK 1221170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB
(Mark one)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934
                 For the fiscal year ended    December 31, 2004
                                            ---------------------
                                       OR
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________________ to ________________

                    Commission file number:        0 - 50235
                                           -----------------

                         Performance Capital Management, LLC
                   ----------------------------------------------
                   (Name of small business issuer in its charter)

                       California                     03-0375751
            ---------------------------------     -------------------
              (State or other jurisdiction         (I.R.S. Employer
            of incorporation or organization)     Identification No.)

           222 South Harbor Blvd., Suite 400,
                  Anaheim, California                   92805
            ---------------------------------     -------------------
                (Address of principal                 (Zip Code)
                 executive offices)

                   Issuer's telephone number:  (714) 502-3780
                                              ----------------

Securities registered under Section 12(b) of the Exchange Act:       None
                                                               -----------------

Securities registered under Section 12(g) of the Exchange Act:     LLC Units
                                                               -----------------
                                                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject to such filing requirements for the past 90 days.    Yes
[X]  No  [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Registrant's  net  revenues  for  the  fiscal  year  ended  December  31,  2004:
$7,513,278
----------

As of March 15, 2005, the aggregate market value of the voting and nonvoting equity held by non-affiliates of the registrant was $3,515,774, based on their share of Members' Equity as reported in the registrant's December 31, 2004, balance sheet. Units held by each officer and director and by each person who owns five percent or more of the outstanding units have been excluded from this calculation as such persons may be considered to be affiliated with the registrant.

Check whether the issuer has filed documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under  a  plan  confirmed  by  a  court.     Yes  [X]   No  [_]

On  March 15, 2005, the registrant had 563,861 LLC Units issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates information by reference to the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

        TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes [_]   No [X]

                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                                      INDEX
                         TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I                                                                             PAGE
Item 1     Description of Business . . . . . . . . . . . . . . . . . . . . . . . .    1

Item 2     Description of Property . . . . . . . . . . . . . . . . . . . . . . . .   15

Item 3     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

Item 4     Submission of Matters to a Vote of Security Holders . . . . . . . . . .   15

PART II

Item 5     Market for Common Equity and Related Security Holder Matters. . . . . .   16

Item 6     Management's Discussion and Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .   16

Item 7     Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .   23

Item 8     Changes In and Disagreements With Accountants on Accounting and
           Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . .   41

Item 8A    Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . .   41

Item 8B    Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .   41

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons; Compliance
           With Section 16(a) of the Exchange Act  . . . . . . . . . . . . . . . .   41

Item 10    Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . .   41

Item 11    Security Ownership of Certain Beneficial Owners and Management and
           Related Security Holder Matters . . . . . . . . . . . . . . . . . . . .   42

Item 12    Certain Relationships and Related Transactions  . . . . . . . . . . . .   42

Item 13    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .   42

Item 14    Principal Accountant Fees and Services  . . . . . . . . . . . . . . . .   43

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   44

EXHIBITS

Unless we say otherwise, references in this document to "we", "us" or "our" refer to Performance Capital Management, LLC and its wholly-owned subsidiary, Matterhorn Financial Services, LLC.

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


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

OVERVIEW

We acquire assets originated by federal and state banking and savings institutions, loan agencies, and other sources, for the purpose of generating income and cash flow from collecting or selling those assets. Typically, these assets consist of charged-off credit card contracts. These assets are typically purchased and sold as portfolios. We try to purchase portfolios at a substantial discount to the actual amount of money that they will ultimately produce, so that we can recover the cost we pay for the portfolio, repay funds borrowed to purchase portfolios, pay our collection and operating costs and still have a profit.

ORGANIZATIONAL  HISTORY

We conduct our business through Performance Capital Management, LLC, a California limited liability company formed January 14, 2002. On April 29, 2004, we formed Matterhorn Financial Services LLC ("Matterhorn"), a wholly-owned subsidiary that owns certain portfolios purchased using a loan facility with Varde Investment Partners, L.P. ("Varde"). As discussed in more detail throughout the description of our business, using Varde's capital to acquire portfolios will affect our operational structure as well as our financial structure. Varde has a first priority security interest in all the assets of Matterhorn securing repayment of its loans to Matterhorn.

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

Performance Capital Management, Inc. and the PAM Funds, which were then controlled by an individual no longer affiliated with us, filed separate voluntary bankruptcy petitions on December 22 and 23, 1998. On motion by the California Department of Corporations, the bankruptcy court replaced the debtor-in-possession with a trustee on December 30, 1998.

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

By early 2001, the bankruptcy trustee concluded that a viable business existed if the unreasonable mark-ups and management fees were eliminated, and he set out to develop a plan to reorganize Performance Capital Management, Inc. and the PAM Funds. Under the plan, our parent business entity, Performance Capital
Management, LLC, issued "LLC Units" to the PAM Funds, which were then distributed to the investors in the PAM Funds in February 2003. We issued LLC Units to the PAM Funds based on the gross dollars (approximately $57.4 million) the investors had invested in the respective PAM Funds. Our Operating Agreement calls for us to make pro rata cash distributions to investors based on their unreturned capital until all investors receive their full capital investment back without interest. As of our February 4, 2002, inception, we had approximately $38 million of unreturned capital (certain investors had received approximately $19.3 million of payments from the various PAM Funds prior to the bankruptcy filings). Note 1 to our financial statements provides financial details concerning the relative amounts of capital raised and capital returned for each of the PAM Funds. Following our February 4, 2002, emergence from bankruptcy, we made a $12 million distribution required by our plan of reorganization, leaving us with approximately $26 million of unreturned capital to distribute to our investors. For the last two years, we have made regular quarterly distributions to our investors. After all investors' capital investments are paid back, any further distributions are to be made based on LLC Units.

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

During 2004, the amount of charged-off debt available for sale decreased, and the competition for purchases of charged-off debt increased, resulting in increased prices for portfolios. The supply of charged-off debt decreased because lending institutions did a better job collecting their delinquent accounts and consumer repayment rates improved. The February 2005 issue of Collections and Credit Risk reported that at the end of the third quarter of 2004 the combined debt purchased by publicly-traded debt-buying companies declined 14% from the same period in the prior year to approximately $285 million. The same issue cited a report noting a similar decrease in purchases by private debt-buying companies. Increased competition to purchase portfolios has coincided with capital inflows into the market for purchasing charged-off debt. The February 2005 issue of Collections and Credit Risk reported that nearly $350 million in public and private capital has been invested with debt purchasers in the past two years. As a result of this shrinking supply of and increased demand for charged-off debt, prices have increased, according to the February 2005 issue of Collections and Credit Risk, by as much as 50% since mid-2003, with secondary and tertiary paper increasing from one to three cents on the dollar to three to five cents on the dollar. As a result of these price pressures, the same issue reports that debt buyers have cut profit expectations and revised their experience models to lengthen the assumed collection lives for their portfolios to six years from three. Some of the larger debt buyers claim to have reduced or eliminated their purchases of charged-off credit card debt in response to these pricing pressures, and some debt buyers have begun to look more aggressively at other types of bad debt, such as delinquent cable and healthcare bills.

MARKET  FOCUS

We focus on acquiring portfolios that are not "fresh". We prefer to acquire primary, secondary or tertiary paper, based on our due diligence analysis of the obligations included in the portfolio. We acquire portfolios principally with a view to collect them, although we do sell certain portions of portfolios we purchase and then collect the balance of the portfolios. We anticipate that we will make most of our portfolio purchases in the coming year using the credit facility we have established with Varde (discussed in more detail below). We will probably limit resales of certain portions of portfolios to those we acquire using solely our own funds, and use those resales to ensure that the retained portion of the portfolio conforms to our size, pricing and collectibility parameters.

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

We have established the infrastructure to collect portfolios. On average we have the equivalent of between 40 and 50 full-time employees who man phones contacting debtors, and we use a "predictive dialing" telecommunications system (a "dialer") that helps to ensure that our collectors spend their time on the phones talking to debtors, not dialing numbers trying to reach them. Because we collect portfolios, we have developed an experience history that helps us predict what the ultimate value of a portfolio will be. We have a sophisticated data base to maintain our experience history that allows us to manipulate variables to assist our due diligence process when we acquire a new portfolio. We believe that collecting our portfolios reinforces our ability to realistically assess the price we should pay when we purchase additional portfolios.

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

Based on our purchasing patterns and practices, institutions selling distressed indebtedness recognize us as a reliable and competent purchaser of portfolios. The credit facility we entered into with Varde (discussed in more detail below) provides additional credibility with sellers of distressed indebtedness. We rely on our own contacts and relationships to acquire portfolios, as well as utilizing outside brokers. Varde has also provided leads for portfolio purchases, and we expect that Varde will remain a source of intelligence for portfolio availability. The Varde facility has made it possible for us to purchase larger denomination portfolios, which we believe have better pricing and quality characteristics than some of the smaller denomination portfolio purchases that had historically comprised most of our purchases. This flexibility has been particularly important in light of the recent pricing pressures on portfolio purchasers.

Consistent with industry practice, we acquire portfolios without recourse to the seller of the portfolio. By acquiring title to the debt and collecting it for our own account, we are able to collect in more states than if we charged a fee to collect debts owned by third parties.

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

As sellers of portfolios have become more sophisticated regarding the quality of the accounts included in the portfolios they sell, the due diligence analysis assumes increased importance. By completing the due diligence process and considering the pertinent information regarding a potential portfolio acquisition, we believe we develop a good approximation of the value of the portfolio. We then offer to purchase the portfolio on terms that we believe will enable us to recover the purchase price of the portfolio, repay funds borrowed to purchase portfolios, pay our collection and operating costs and have a profit left over.

We purchase our portfolios for cash. If we use the Varde facility to acquire a portfolio, we and Varde provide our wholly-owned subsidiary Matterhorn with the funds needed to purchase the portfolio. Varde then has a first priority security interest in the acquired portfolio, which is owned by Matterhorn. We anticipate that we will also continue to purchase portfolios for our own account using our own cash resources, with our parent operating company, Performance Capital Management, LLC, owning those portfolios. Varde does not have a security interest in portfolios owned by Performance Capital Management. In some cases, we resell portions of portfolios purchased by Performance Capital Management. During 2004 Performance Capital Management purchased approximately $3.0 million of our new portfolios (net of approximately $2.1 million of portfolios that we promptly resold) and Matterhorn purchased approximately $2.3 million of our new portfolios. We anticipate that Matterhorn's purchases will substantially exceed Performance Capital Management's purchases in 2005. As of March 1, 2005, Matterhorn had already closed one portfolio purchase in 2005, acquiring a portfolio at a cost of approximately $2.0 million.

On July 13, 2004, effective June 10, 2004, we entered into a definitive Master Loan Agreement with Varde, a well-known participant in the debt collection industry, to augment our portfolio purchasing capacity using capital provided by Varde. The following list summarizes some of the key business points in our agreement with Varde:

     - The facility provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term;
     - Varde is not under any obligation to make a loan to us if Varde does not approve of the portfolio(s) we propose to acquire and the terms of the acquisition;
     - Varde has the right to participate in any proposed acquisition of a portfolio by us in excess of $500,000 pursuant to a right of first refusal; and
     - We must agree with Varde on the terms for each specific advance under the loan facility, including such material terms as (a) the relative sizes of our participation and Varde's in supplying the purchase price; (b) the amount of servicing fees we will receive for collecting the portfolio; (c) the rates of return on the funds advanced by Varde and us; and (d) the split of any residual profits after repayment of the purchase price (plus interest)to Varde and us and payment of collection expenses.

It is unlikely that we will ever have outstanding indebtedness of the full $25 million at any one time, due to the cumulative nature of the facility. We have created Matterhorn, a wholly-owned subsidiary, to serve as the entity that will purchase portfolios under the loan agreement with Varde. Varde has a first priority security interest in all the assets of Matterhorn securing repayment of its loans and payment of its interest in residual profits. Performance Capital Management has entered into a Servicing Agreement with Matterhorn as part of the agreement with Varde, and Varde has a security interest in Matterhorn's rights to proceeds under the Servicing Agreement. Under the Servicing Agreement, Performance Capital Management will collect the portfolios purchased by Matterhorn in exchange for a fee that will be agreed upon prior to the funding of each individual financing by Varde. Performance Capital Management has also guarantied certain of Matterhorn's operational obligations under the loan documents. Varde may exercise its rights under its various security interests and the guaranty if an event of default occurs. These rights include demanding the immediate payment of all amounts due to Varde, as well as liquidating the collateral. A failure to make payments when due, if not cured within five days, is an event of default. Other events of default include:

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

When we identify a portfolio we would like to acquire using the loan facility, Matterhorn will make a proposal to Varde, specifying, among other things:

     - Total cost of the portfolio(s), including closing costs and amortized expenses;
     -    Proportions of the total cost to be funded by Varde and us;
     - Percentage of collections to be paid to Performance Capital Management as a servicing fee;
     -    Rates of return on the funds advanced by Varde and us; and
     - Proportions of residual profits to Varde and Matterhorn after payment of the preceding four items.

When we make a proposal to Varde, Varde has the opportunity to conduct its own due diligence concerning the portfolio(s). Varde may accept our proposal, with or without modifications, in a commitment that will specify the number of days the commitment remains open. Varde has no obligation to accept a proposal and may reject a proposal for any reason or for no reason. Before Varde advances any funds, we must satisfy, or Varde must waive, certain conditions set forth in the agreement.

PORTFOLIO PROCESSING

Once we acquire a portfolio we primarily focus on collecting it, although we frequently sell certain portions of portfolios we purchase and then collect the balance of the portfolio. We will probably limit these resales of certain portions of portfolios to those we acquire using solely our own funds, and use those resales to ensure that the retained portion of the portfolio conforms to our size, pricing and collectibility parameters. In addition, from time to time we sell some of our portfolios, either to capitalize on market conditions, to dispose of a portfolio that is not performing or to dispose of a portfolio whose collection life, from our perspective, has run its course. When we engage in these sales, we continue collecting the portfolio right up until the closing of the sale. For any portfolios acquired using Varde capital, we must obtain Varde's consent for any sale.

Collecting a portfolio involves a rigorous campaign to locate and contact the maximum number of individual debtors. We attempt to locate individual debtors by continuously utilizing data from various third-party data bases. Once we contact a debtor, our collection representative begins negotiating various payment and settlement options. These options can include payments in full for all outstanding obligations, discounted settlements, short-term payment plans or "re-writes" of the underlying obligation into a new contract. Because the cost basis for each account is usually only a fraction of the debt obligation, our collection representatives can usually offer more attractive settlement and payment options to individual debtors than the originating lender or contingent collection firms that have to share recoveries with the owner of the debt. Sometimes we send portfolios (or portions of portfolios) to third-party collection agencies. We use third-party collection agencies primarily to solve capacity and state licensing compliance issues.

In contrast to many other purchasers of distressed indebtedness, we collect the majority of the portfolios we acquire, rather than using traditional third-party servicing. We have a fully operational collection facility employing, on average, the equivalent of between 40 and 50 full-time collectors. We have computer technology and equipment that aid in the collection of charged-off consumer debt portfolios. We utilize collection Dakcs software and a dialer to maximize the efficiency of our collectors by automatically sifting out calls where a live person does not answer, enabling our collectors to spend their time talking to live debtors rather than dialing numbers where there is no answer, a busy signal or an answering machine. Our Dakcs/dialer system has the flexibility to control for all types of variables in the way it places calls, for example, being sensitive to the effect of time zones and controlling for particular state laws that impose blackout times. We believe that this technology, which is industry-standard for sophisticated collectors, provides us with the ability to compete effectively in the collection industry.

We also resort to legal process to aid in collecting our portfolios when the circumstances of a particular account warrant. We do not have a set policy regarding when to initiate legal process; we exercise our judgment based on a variety of factors to determine when we believe using legal process is appropriate.

We believe our current collection infrastructure could handle a greater volume of accounts. We view our material fixed costs as:

     -    Payroll for administrative staff;
     -    Rent;
     -    Computer maintenance;
     -    Professional services; and
     -    Insurance.

We do not believe these costs will increase substantially if we substantially increase the volume of accounts that we collect. As we increase the volume of accounts we collect, we believe the following costs, which we view as variable, will increase:

     -    Payroll for additional collectors;
     - Collection communication costs (principally telephone and postage);
     -    Collection agencies or third-party collection attorneys; and
     -    Repayment of borrowed funds.

Although repayment of borrowed funds is not technically a cost for purposes of our statement of operations, we view it as a variable cost of collection because the rate at which we repay the principal on Varde loans depends on the collections of the financed portfolio and we must repay the entire loan for any given portfolio within two years.

Our agreement with Varde is the most important initiative we have undertaken to leverage our infrastructure resources. We plan to use the Varde facility to obtain an increased volume of accounts to provide increased total revenues from collections that will outpace the corresponding increase in variable costs. We also believe that using the Varde facility permits us to acquire larger denomination portfolios. We believe that some of these larger denomination portfolios have pricing and quality characteristics that are difficult to find in the smaller denomination portfolios we had previously acquired. As we previously discussed, by combining our resources with Varde's, our subsidiary Matterhorn acquired approximately $2.3 million of new portfolios during 2004, and, as of March 1, 2005, has acquired a further approximately $2.0 million portfolio during 2005. We anticipate continuing to use the Varde facility during 2005 to increase the volume of accounts available for us to collect, and we expect that this increased volume will drive increased headcount for collection personnel. We do not currently have an initiative planned to collect accounts for third parties. We may consider collecting accounts for third parties on a case-by-case basis, however, if the economic returns to us seem reasonable.

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

A number of national companies exist that buy large portfolios and resell and/or attempt to collect on them for a certain period and then resell them. The Varde loan facility permits us to compete with these national companies, both because of the economic credibility it affords and because of the reputational credibility an association with Varde affords within the industry. We also compete with some of these larger companies by joining together with other firms to bid on some large portfolio purchases. In any case, we have succeeded in buying national portfolios directly from original creditors.

The February 2005 issue of Collections & Credit Risk reported an estimate that $350 million in public and private capital has been invested with debt purchasers in the past two years. In addition, improved financial performance (i.e., lower chargeoff rates for debt originators) has decreased the supply of charged-off accounts available for purchase. The same article reported that credit card debt prices increased as much as 50% since mid-2003, with even more dramatic increases in some of the prices for secondary market portfolios. These general price increases have resulted in debt buyers cutting their profit expectations and lengthening the period over which they expect to collect their portfolios. This general increase in portfolio purchase prices reduces the expected rate of return on portfolios available for purchase and increases the focus on the cost to collect portfolios. It is possible that larger, better funded competitors able to achieve economies of scale will try to use their superior financial resources to acquire portfolios at these higher prices and drive smaller less well capitalized collectors such as us out of business. We have responded to these pricing pressures by augmenting our purchases from originating creditors with purchases on the secondary market. We must compete in this environment by continually seeking out quality sources of portfolios and conducting rigorous due diligence on those portfolios that we do purchase to ensure that we can recover the cost we pay for the portfolios, repay funds borrowed to purchase portfolios, pay our collection and operating costs and still have a profit.

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

Fair Debt Collection Practices Act. Certain of our operations are subject to the Fair Debt Collection Practices Act, or FDCPA, and comparable statutes existing in many states. Under the FDCPA, a debt collector is restricted in the methods it uses to collect consumer debt. For example, a debt collector (1) is limited in communicating with persons other than the consumer about the consumer's debt, (2) may not telephone at inconvenient hours, and (3) must provide verification of the debt at the consumer's request. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the FDCPA. In addition, some states and certain municipalities require debt collectors to be licensed with the appropriate authorities before collecting debts from debtors within those jurisdictions. Our policy is to comply with the provisions of the FDCPA, comparable state statutes and applicable licensing requirements. Although many states do not require that debt owners obtain a license to collect in the state, we believe that a number of states will act to require such licensing in the future. To safeguard against this possibility and to retain flexibility to collect for third parties if such an opportunity presents itself, we have undertaken a project to get licensed in each state where a license is required to collect on behalf of a third party. We have established policies and procedures to reduce the likelihood of violations of the FDCPA and related state statutes. For example, our account representatives receive training on these policies and must pass a test on the FDCPA, and our collectors work in an open environment that allows managers to monitor their interaction with debtors.

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

Electronic Funds Transfer Act. We are also subject to the Electronic Funds Transfer Act. This act regulates the use of the Automated Clearing House, or ACH, system to make electronic funds transfers. All ACH transactions must comply with the rules of the National Automated Check Clearing House Association, or NACHA, and Uniform Commercial Code 3-402. This act, the NACHA regulations, and the Uniform Commercial Code give the consumer, among other things, certain privacy rights with respect to the transactions, the right to stop payments on a pre-approved fund transfer, and the right to receive certain documentation of the transaction. This act also gives consumers a right to sue institutions which cause financial damages as a result of their failure to comply with its provisions.

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

We cannot ensure that some of the charged-off consumer debt was not established as a result of identity theft or unauthorized use of credit and, accordingly, we could not recover the amount of the charged-off consumer debt. As a purchaser of charged-off consumer debt, we may acquire debt subject to legitimate defenses on the part of the consumer. In general, for a period of 90 to 180 days after purchasing charged-off consumer debt portfolios, we are able to require the seller of the portfolio by contract to buy back any unqualified accounts, which include bankrupt debtors, debtors who have died, debt created by identity fraud or theft, and debt paid off prior to sale of the portfolio.

EMPLOYEES

As of March 17, 2005, we had 86 full-time employees and 5 part-time employees classified as follows: 3 full-time executive officers; 20 full-time and 2 part-time administrative personnel; and 63 full-time, including supervisors, and 3 part-time collection personnel.

We believe that our ability to attract, hire, and retain qualified personnel now and in the future is important to our success. As discussed more fully in the section entitled "Risk Factors; We Experience High Employee Turnover Rates and May not be Able to Hire and Retain Enough Sufficiently Trained Employees to Support our Operations", our industry experiences high turnover rates for collection personnel. Our core group of collection personnel has remained fairly stable, but we still experience high turnover rates with new collection personnel. Given industry norms for turnover, we believe that our employee relations are good. None of our employees are represented by a collective bargaining unit.

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

The availability of charged-off consumer debt portfolios at prices that generate an appropriate return on our investment depends on a number of factors both within and outside of our control, including the following:

     - the continuation of current growth trends in the levels of debt obligations;
     - continued sales of charged-off consumer debt portfolios by credit originators;
     - continued growth in the number of industries selling charged-off consumer debt portfolios;

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

Although we do not currently have any forward flow contracts committing a debt seller to sell a steady flow of charged-off consumer debt to us, we have entered into such contracts in the past and may do so in the future depending upon market conditions. To the extent our competition enters into forward flow contracts, the pool of portfolios available for purchase is diminished. In addition, if we elect to enter into forward flow contracts, we would be obligated to purchase debt for a fixed percentage of the face amount and, consequently, our results of operations could be negatively impacted if the fixed percentage is in excess of the appropriate market value.

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

OUR GROWTH AND OPERATING RESULTS COULD BE IMPAIRED IF WE ARE UNABLE TO MEET OUR FUTURE CAPITAL NEEDS

Our ultimate success depends on our ability to continue to generate revenue through our operations. If our operations are impaired for any reason, the Varde loan facility is not available to supply working capital for operations, and we do not have another source of funding readily available to fund our continued operations. In addition, we have distributed some capital to our members each of the past eight quarters. There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If unavailable, our operations could be severely limited, and we may not be able to implement our business plan in a timely manner or at all. We may not be able to access capital markets due to the lack of liquidity of our securities. If equity financing is used to raise additional working capital, the ownership interests of our existing LLC Unit holders will be diluted.

ANY RUPTURE IN OUR RELATIONSHIP WITH VARDE COULD DAMAGE OUR OPERATIONS BY UNDERMINING OUR INFRASTRUCTURE LEVERAGING STRATEGY AND DAMAGING OUR REPUTATION WITHIN THE INDUSTRY

Our relationship with Varde includes the credit facility and the improved access to quality portfolios that our association with Varde provides. We rely on this relationship with Varde to ensure that we will purchase a steady stream of new portfolios that will enable us to leverage our infrastructure. Our relationship with Varde could suffer from any one of a number of factors, including:

     -    We could default on our obligations under the credit facility;
     - Varde could refuse to fund purchases of portfolios we would like to purchase; or
     - Varde could disagree with our conservatism in purchasing new portfolios and refuse to make any new advances under the credit facility.

These  circumstances  could  result  in the following effects on our operations:

     - In the case of default, Varde could seize Matterhorn's assets, which consist of portfolios into which we have invested a substantial amount of our own capital;
     - We could not sustain levels of portfolio purchasing that would maximize return on our infrastructure; or
     - We could suffer damage to our reputation in the industry, intensifying any difficulty we might otherwise have maintaining levels of portfolio purchasing that would maximize return on our infrastructure.

Any of these effects would severely limit our ability to generate the level of collections that we believe our fixed costs can support. In addition, we would have to reduce our variable collection costs, principally by terminating collection personnel. These steps would reduce our collection efficiency, and we might find it difficult to recover quickly from the reputational damage to us as an employer. Overall, these effects would lead to reduced revenues and lower margins, and could place us at risk of our revenues not covering costs if we could not reduce costs quickly enough.

WE  MAY  NOT  BE  ABLE  TO  MAKE  FUTURE DISTRIBUTIONS AND OUR INVESTORS MAY NOT
RECOVER  THEIR  ENTIRE  CAPITAL  CONTRIBUTIONS

Despite the directive in our Operating Agreement requiring us to make sufficient distributions to our LLC Unit holders to ensure a full return of their capital contributions to the PAM Funds, our operations may not produce enough income to enable us to make those distributions. In such a case, our LLC Unit holders may not recover the full amount of their investments in the PAM Funds. By making some distributions to our LLC Unit holders each quarter, we may not have enough financial resources available to purchase portfolios at a level that would permit us to build the aggregate fair value of our portfolios. If we cannot continue to build our portfolios' aggregate fair value, we may not be able to cover our operating costs and make future distributions, resulting in our investors not recovering their entire capital contributions.

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

WE EXPERIENCE HIGH EMPLOYEE TURNOVER RATES AND MAY NOT BE ABLE TO HIRE AND RETAIN ENOUGH SUFFICIENTLY TRAINED EMPLOYEES TO SUPPORT OUR OPERATIONS

The debt servicing and collection industry is very labor intensive and, similar to other companies in our industry, we typically experience a high rate of employee turnover for our collection personnel. Our annual turnover rate for our collection personnel, excluding those employees that do not complete our eight-day training program, was approximately 100%. We compete for qualified personnel with companies in our industry and in other industries. Our growth requires that we continually hire and train new collectors. A higher turnover rate among our collectors will increase our recruiting and training costs and limit the number of experienced collection personnel available to service our charged-off consumer debt. If this were to occur, we would not be able to service our charged-off debt portfolios effectively and this would reduce our ability to continue our growth and operate.

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

We face bidding competition in our acquisition of charged-off debt portfolios, and we also compete on the basis of reputation, industry experience and performance. Some of our current competitors and possible new competitors may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories and more established relationships in the industry than we currently have. In the future, we may not have the resources or ability to compete successfully. As there are few significant barriers for entry to the industry, there can be no assurance that additional competitors with greater resources than ours will not enter our market. Moreover, there can be no assurance that institutions will continue to sell their defaulted debt at recent levels or at all, or that we may continue to offer competitive bids for defaulted debt portfolios. If we are unable to develop and expand our business or adapt to changing market needs as well as our current or future competitors are able to do, we may experience reduced access to defaulted debt portfolios at appropriate prices and reduced revenues.

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

OUR COLLECTIONS MAY DECREASE IF BANKRUPTCY FILINGS INCREASE OR IF BANKRUPTCY LAWS CHANGE

Before the effects of economic recovery are widely felt, the amount of defaulted loans may continue to increase, which contributes to an increase in the amount of personal bankruptcy filings. In addition, proposed changes to bankruptcy laws favorable to creditors may encourage some debtors to file for bankruptcy before new laws take effect. Under certain bankruptcy filings, a debtor's assets are sold to repay credit originators, but since the charged-off consumer debt we purchase is generally unsecured we often would not be able to collect on those loans. We cannot ensure that our collections experience would not decline with an increase in bankruptcy filings or if bankruptcy laws change in a manner adverse to our business. If our actual collection experience with respect to a defaulted debt portfolio is significantly lower than projected when we purchased the portfolio, our financial condition and results of operations could deteriorate.

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

RECENT LEGISLATIVE ACTIONS AND PROPOSED REGULATIONS WILL REQUIRE CORPORATE GOVERNANCE INITIATIVES, WHICH MAY BE DIFFICULT AND EXPENSIVE TO IMPLEMENT

To implement required corporate governance initiatives mandated by the Sarbanes-Oxley Act and the Securities and Exchange Commission, we may be required to enhance our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which would cause our general and administrative expenses to substantially increase. We also expect that the premiums we pay for directors' and officers' insurance policies will increase in the future as a result of higher claim rates incurred by insurers on other insured companies in recent years. These increased costs will adversely affect our operating results by increasing expenses by an amount that is significant for a company of our size. In addition, senior management's attention to our core business may be diverted by these initiatives, which could result in decreased collections.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

Our principal business offices and primary operations facility are located in approximately 14,000 square feet of leased space in Anaheim, California. The term of the lease is five years commencing on December 1, 2001. A security deposit of $50,357 was paid upon execution of the lease on October 24, 2001. The base monthly lease rate for year four of the lease is approximately $24,479 plus common area cost increases. We will pay a base monthly lease rate of approximately $25,178 for the fifth year of the lease plus common area cost increases. We do not consider the leased facility to be material to our operations. We believe that equally suitable alternative facilities are available in the area where we currently do business. We believe we keep our premises and its contents adequately insured against common perils consistent with industry standards.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  SECURITY  HOLDER  MATTERS
------------------------------------------------------------------------------

MARKET

There is no trading market for our securities at present and there has been no trading market to date. We are not planning and do not intend to facilitate the development of a trading market.

HOLDERS  OF  RECORD

As of March 15, 2005, we had approximately 2,500 members, and one economic interest owner who is a non-voting LLC Unit Holder.

DISTRIBUTIONS

Our Operating Agreement calls for us to make pro-rata cash distributions to our members based on their unreturned capital (certain investors received approximately $19.3 million of payment from various PAM Funds prior to the bankruptcy filing) until all members receive their full capital investment back without interest. From February 4, 2002 (Inception) to December 31, 2004, we have made distributions to the members and economic interest owner totaling approximately $13.0 million. After all investor capital investments are paid back, any further distributions are to be made, as determined by our Board of Directors, in its sole and absolute discretion, pro rata based upon LLC Units outstanding.

RECENT  SALES  OF  UNREGISTERED  EQUITY  SECURITIES

We did not issue or sell any equity securities during the fiscal year ended December 31, 2004.

PURCHASES  OF  SECURITIES

We did not purchase any LLC Units from our members during the fourth quarter ended December 31, 2004. However, the Company completed a procedure authorized by our plan of reorganization to cancel the interests of members we have not been able to locate. Through delivery to last known addresses and public advertising in a national newspaper in April 2004, we attempted to notify approximately 41 people or entities listed as investors in the PAM Funds. At December 31, 2004, the Company cancelled ownership of approximately 7,055 LLC Units in accordance with the procedure outlined in the reorganization plan. Also, related unreturned capital of approximately $305,000 was cancelled and approximately $152,000 of uncashed distribution checks were forfeited and returned to the Company. The $152,000 of unclaimed distributions was treated as an addition to Members' Equity at the end of the fourth quarter of 2004.

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

We frequently sell certain portions of portfolios we purchase and then collect the balance of the portfolio, to ensure that the retained portion of the portfolio conforms to our size, pricing and collectibility parameters. We do not generally purchase loan portfolios solely with a view to their resale, and for this reason we generally do not show portfolios on our balance sheet as "held for investment". From time to time we sell some of our portfolios either to capitalize on market conditions, to dispose of a portfolio that is not performing or to dispose of a portfolio whose collection life, from our perspective, has run its course. When we engage in these sales, we continue collecting the portfolio right up until the closing of the sale.

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

We earn revenues from collecting our portfolios and from selling our portfolios or portions of our portfolios. We recognize gross revenue when we collect an account and when we sell a portfolio or a portion of it. On our statement of operations, we reduce our gross revenues by the cost basis recovery of our portfolios to arrive at net revenue. For collections, we reduce the cost basis of the portfolio dollar-for-dollar until we have completely recovered the cost basis of the portfolio. When we sell a portfolio or a portion of it, to the extent of remaining cost basis for the portfolio, we reduce the cost basis of the portfolio by a percentage of the original portfolio cost.

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

BASIS  OF  PRESENTATION

We present our financial statements based on our February 4, 2002, emergence from bankruptcy being treated as the inception of our business. In our emergence from bankruptcy, we succeeded to the assets and liabilities of six entities that were in bankruptcy. The equity owners of the PAM Funds approved a reorganization plan under which the owners of the PAM Funds agreed to receive ownership interests in Performance Capital Management, LLC, in exchange for their ownership interests in the predecessor entities. Our consolidated financial statements include the accounts of our parent operating company, Performance Capital Management, LLC, and its wholly-owned special purpose subsidiary Matterhorn Financial Services LLC. All significant intercompany balances and transactions have been eliminated.

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

When we collect an account in a portfolio, we reduce the cost basis of the portfolio dollar-for-dollar until we have completely recovered the cost basis of the portfolio. We believe this method of accounting for the amortization of the purchase price of our portfolios is conservative and minimizes the effect of estimation on our results of operations. This policy has the effect of "front-loading" expenses, however, and may result in a portfolio initially showing no net revenue for a period of time and then showing only net revenue once we have recovered its entire cost basis. We believe a policy grounded in conservatism is preferable to a policy of attempting to match portfolio cost basis to revenue on a proportionate basis over the life of the portfolio, due to the distressed nature of the portfolio assets and the lack of assurance that projected collections will actually occur.

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

As discussed in greater detail below, our credit facility with Varde provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. The facility provides for Varde to receive a residual interest in portfolio collections after all funds invested in the portfolio have been repaid (with interest) and all servicing costs have been paid. We do not record a liability for this residual interest due to the distressed nature of the portfolio assets and the lack of assurance that collections sufficient to result in a liability to Varde will actually occur.

For ease of presentation in the following discussions of "Operating Results" and "Liquidity and Capital Resources", we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

OPERATING  RESULTS

COMPARISON  OF  RESULTS  FOR  THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31,
2003

The following discussion compares our results for the years ended December 31, 2004 and December 31, 2003. We generated net income of $791,000 in 2004, compared to a net loss of $1.1 million in 2003. Our operating activities provided cash of $153,000 in 2004, as compared to $651,000 in 2003.

Revenue
-------

Our net revenues increased to $7.5 million in 2004, from $5.6 million in 2003. The following table presents a comparison of the components of our revenues in 2004 to 2003, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                      Total                         Collections                       Sales
                         --------------------------------  ------------------------------  ------------------------------
                               For the Year Ended                For the Year Ended              For the Year Ended
                                  December 31,                      December 31,                    December 31,
                         --------------------------------  ------------------------------  ------------------------------
                              2004             2003             2004            2003            2004            2003
                         ---------------  ---------------  --------------  --------------  --------------  --------------
                                 ($in millions)                     ($in millions)                  ($in millions)
Total revenues           $         14.0   $         10.0   $         9.9   $         9.4   $         4.1   $         0.6
Less basis recovery                (6.5)            (4.4)           (3.4)           (3.9)           (3.1)           (0.5)
                         ---------------  ---------------  --------------  --------------  --------------  --------------
Net revenues             $          7.5   $          5.6   $         6.5   $         5.5   $         1.0   $         0.1
                         ===============  ===============  ==============  ==============  ==============  ==============
Net revenue percentage             53.6%            55.6%           66.0%           58.1%           23.9%           12.0%

Portfolio collections continue to provide most of our total revenues. We showed substantial improvements in both total revenues and net revenues from portfolio collections. Our total revenues from portfolio collections increased principally due to collections from recently purchased portfolios and increased efficiency in collection procedures for both recently purchased and older portfolios. Our net revenues from portfolio collections (as well as the corresponding percentage of net revenues to total revenues) increased principally due to maintaining collection trends on our older portfolios with low or fully-amortized cost bases while simultaneously exploiting portfolios purchased during the second half of 2002 and 2003. We have completely recovered the cost basis of most of these portfolios purchased in 2002 and 2003, resulting in collections of these portfolios generating net revenues. During 2004, we acquired $5.3 million of new portfolios (net of portions of portfolios we promptly resold). In future periods, we expect our total revenue from collections to increase as we begin to exploit the large purchases we made in 2004 and plan to continue making in 2005. The cost basis recovery associated with collecting these 2004 portfolios, combined with the portfolio that we have already acquired in 2005 and additional portfolios we plan to acquire in 2005, could more than offset the increase in net revenue percentage we would otherwise expect our 2002 and 2003 portfolios to generate and actually result in a decrease in our net revenue percentage.

Total revenues and net revenues from portfolio sales increased dramatically. During 2004 we sold a substantial number of old portfolios, some of whose collection lives, from our perspective, had run their course, and some to capitalize on market conditions. As part of our program to emphasize efforts to continue to collect some of our older portfolios, we identified a substantial number of older portfolios whose collection lives, from our perspective, had run their course. We concluded that we could no longer efficiently collect these portfolios based on our cost structure. We identified these portfolios as candidates for sale and sold a number of these portfolios in the first quarter of 2004. Current plans for 2005 do not call for the sale of a large number of older portfolios, but we may engage in further sales if we believe market conditions are acceptable. These old portfolio sales generated substantial net revenues because these portfolios generally had cost bases that had been fully or substantially recovered prior to their sale. 2004 total revenues from portfolio sales also included $2.2 million of revenues from portfolios (or portions of portfolios) that we sold promptly after their purchase. These resales did not result in material net revenues. We anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

Our net income of $791,000 for 2004 is essentially due to the $1.0 million of net revenues we derived from portfolio sales. Without this large volume of sales, we would have essentially broken even or had a slight loss in 2004.

Although we still have some older portfolios identified for sale, we do not expect future portfolio sales to be of the same magnitude that we experienced in 2004.

Operating  Expenses
-------------------

Our total operating costs and expenses of $6.7 million in 2004 were comparable to the $6.6 million in 2003. Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, decreased to 67.4% for the year ended December 31, 2004, from 69.9% for the year ended December 31, 2003. The slight improvement in this ratio results principally from the increase in our collection revenues outpacing increases in our expenses by $388,000. We intend to monitor the magnitude of these incremental increases relative to the principal and interest we pay to Varde under the credit facility to ensure that the Varde facility provides additional liquidity to us and does not become the source of a cash crunch.

Our general and administration expenses increased to $2.5 million in 2004 from $2.2 million in 2003, due primarily to increased costs for legal and audit and due to an increase in outside legal collection costs. The increase in legal costs was due to a large extent to costs associated with setting up our credit facility with Varde. Our salaries and benefits expenses decreased to $4.0 million in 2004 from $4.2 million in 2003, due to a decrease in average headcount during the year. Our operating expenses may increase somewhat in the coming year because we plan to increase headcount in our collection personnel to exploit the increase in portfolio purchases to generate an increase in total collection revenues.

We believe our current collection infrastructure could handle a greater dollar volume of accounts. We view our material fixed costs as:

     -    Payroll and benefits for administrative staff;
     -    Rent;
     -    Computer maintenance;
     -    Professional services; and
     -    Insurance.

We do not believe these costs will increase substantially if we substantially increase the volume of accounts that we collect. As we increase the volume of accounts we collect, we believe the following costs, which we view as variable, will increase:

     -    Payroll and benefits for additional collectors;
     - Collection communication costs (principally telephone and postage);
     -    Collection agencies or third-party collection attorneys; and
     -    Repayment of borrowed funds.

Although repayment of borrowed funds is not technically a cost for purposes of our statement of operations, we view it as a variable cost of collection because the rate at which we repay the principal on Varde loans depends on the collections of the financed portfolio - and we must repay the entire loan for any given portfolio within two years. As discussed in greater detail below, we believe that our agreement with Varde will continue to assist our efforts to acquire the volume of new portfolios it will take to produce substantial increases in total revenues from collections. It remains possible that the deteriorating market conditions that have led to increased portfolio prices could limit our ability to achieve increases in total revenues from collections, because of the difficulty in replenishing and then increasing our portfolios.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our cash and cash equivalents increased $1.0 million in 2004 to a balance of $2.0 million at December 31, 2004. During the year ended December 31, 2004, our portfolio collections and sales generated $14.0 million of cash, we borrowed $1.7 million, recovered $152,000 from forfeited distributions, and we used $6.5 million for operating and other activities, $7.4 million for purchases of new portfolios, $674,000 for distributions to unit holders and $285,000 to repay loans payable.

During 2004, we continued making progress toward, but did not achieve results consistent with, our business plan: to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios, pay our collecting and operating costs and still have a profit. Excluding the results from the large volume of portfolio sales in 2004, our cost basis recovery of $3.4 million plus our operating and other expenses of $6.7 million slightly exceeded our total revenues from collections of $9.9 million. We generated sufficient cash to repay the portion of borrowed funds that came due in 2004. We believe these results reflect the steady progress we have made to focus on collecting the right portfolios in an efficient manner. We believe our future results will continue to reflect this progress, although the "front-loading" of cost basis recovery from our recent large portfolio purchases could once again cause our statement of operations to show a net loss.

During 2004 we believe we continued to improve the balance between our new and old portfolios. In addition, we believe that our procedures to ensure that our collectors continue to focus collection efforts on older portfolios that still have returns to yield, rather than focusing just on the most recently acquired portfolios, continue to show results. We have used our dialer to ensure that our collectors continue to focus on portfolios other than those we have most recently acquired. By monitoring the results of calls originated through our dialer, we identified portfolios that required more cost to collect than others. Particularly where we had worked to collect these portfolios over an extended period of time, we determined that some of our portfolios' collection lives had run their course from our perspective. We sold a number of older portfolios identified by this process in 2004. We believe this process of constantly evaluating portfolio returns against costs of collection should continue to improve the balance between our new and old portfolios. Current plans for 2005 do not call for the sale of a large number of older portfolios, but we may engage in further sales if we believe market conditions are acceptable.

During 2004, we simultaneously addressed two objectives: (1) to increase the volume of portfolios available for collection in order to capitalize on infrastructure capacity and (2) to improve cash liquidity. Of the $7.4 million of portfolios we purchased in 2004, we retained $5.3 million to collect (we promptly resold the other $2.1 million). These purchases enabled us to reverse a trend in 2003 of steadily declining portfolio cost basis, which had resulted from our difficulty in finding portfolios available for purchase at prices we considered reasonable. Because of the improvement in the volume of portfolios available for collection, we expect to add collection personnel to capitalize on our infrastructure capacity, with increased total revenues from collections outpacing increased costs associated with added headcount. Whether we continue to acquire portfolios at the same pace as in 2004 will continue to depend on our assessment of market conditions, as well as the amount of liquid cash and other financial resources available to us.

We improved our cash liquidity at the same time we increased the volume of our portfolios due primarily to three reasons:

     - We used the Varde credit facility to acquire $1.7 million of the portfolios;
     - Our total revenue from collections of $9.9 million substantially outpaced our cash operating costs and expenses of $6.5 million; and
     -    Our sales of older portfolios provided cash of $1.9 million.

These three sources of cash, totaling $7.0 million, when combined with the $152,000 we recovered from forfeited distributions, permitted us to purchase $5.3 million of portfolios (net of portions of portfolios we promptly resold), pay $674,000 of distributions to unit holders and repay $285,000 of loans from Varde, while still increasing our cash on hand by $1.0 million to $2.0 million at December 31, 2004.

Our portfolios provide our principal long-term source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. Our estimate of the fair value of our portfolios at December 31, 2004, increased $3.9 million to $19.2 million from $15.3 million at December 31, 2003. At the same time, the cost basis of our portfolios increased to $3.0 million at December 31, 2004, from $2.1 million at December 31, 2003.

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

Our estimate of fair value and our portfolio cost basis increased due in part to the large portfolio purchases we made in 2004, and fair value also increased because we believe recently purchased portfolios will provide better collection ratios than some of the older portfolios we inherited from our PAM Fund predecessors, because newly acquired portfolios generally provide an increase in fair value substantially greater than the increase in cost basis recorded on our balance sheet and because improved collection procedures have extended the collection lives of some of our older portfolios. We believe the fair value of our portfolios will continue to increase in the near term as we acquire new portfolios. We believe our portfolio cost basis will also increase in the near term because we can use the Varde credit facility as well as reinvest some cash proceeds from collections into the purchase of new portfolios. Long-term growth in portfolio cost basis will depend on whether market conditions continue to permit us to purchase portfolios at reasonable prices and on our financial resources.

We used a discount rate of 20% to determine the fair values of our portfolios at December 31, 2004, and December 31, 2003. The following table sets forth alternative estimates of fair value if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

                                             December 31, 2004   December 31, 2003
                                             ------------------  ------------------
Higher collection risk (25% discount rate)   $     17.9 million  $     14.3 million
Assumed collection risk (20% discount rate)  $     19.2 million  $     15.3 million
Lower collection risk (15% discount rate)    $     20.8 million  $     16.6 million

Our estimates of fair values also would change if we revised our projections of the magnitude and timing of future collections. Because of the inherent uncertainty associated with predicting future events, our determinations of fair value at any particular point in time are only estimates, and actual fair value could ultimately vary significantly from our estimate.

We plan to realize the difference between fair value and cost basis over time as we collect our portfolios. We generally collect our portfolios over periods of time ranging from three to seven years, with the bulk of a portfolio's yield coming in the first three years we collect it. If we succeed in collecting our portfolios and realize the difference between fair value and cost basis of our portfolios, we will recover the cost we paid for them, repay funds borrowed to purchase them, pay our collection and operating costs, and still have excess cash.

In the near term, we plan to reinvest some of our cash collections representing cost basis recovery to acquire additional portfolios and use the Varde facility to acquire additional portfolios to continue growing the fair value of our portfolios on a quarter to quarter basis. Ultimately we plan to reinvest all of the cash representing cost basis recovery, plus a portion of excess cash, to acquire additional portfolios.

Our  Board  of  Directors  has  described  this  strategy  as  having two parts:

     -    Provide  an  annuity  without  impairing  the  value  of the business;
          and
     -    Grow the business to increase the annuity.

Due to factors such as the availability of new portfolios, market pricing conditions for new portfolios, the timing of loan repayments and residual interest payments to Varde, and the timing of distributions to our members, we may not achieve increases in fair value each quarter.

In the near term we plan to use some of our cash collections representing cost basis recovery to make distributions to our members and interest holders. Ultimately we plan to generate cash in excess of our collection and operating costs and our cost basis recovery and to use some of the excess cash to make distributions to our members and interest holders. Beginning in April 2003, we began making quarterly distributions. During 2004, we made distributions totaling $674,000. We made a distribution of $165,000 in January 2005 relating to our quarter ended December 31, 2004.

Our agreement with Varde provides us with a source of capital to purchase new portfolios. The agreement provides up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. It is unlikely that we will ever have outstanding indebtedness approaching the full $25 million at any one time, due to the cumulative nature of the facility. At December 31, 2004, Matterhorn owed $1.4 million under the facility in connection with purchases of certain charged-off loan portfolios. The assets of Matterhorn provide security for Varde's loan and were carried at a cost of $1.8 million at December 31, 2004. The loan advances have minimum payment threshold points with terms of two years and bear interest at the rate of 12% per annum. These obligations are scheduled to be paid in full by August 2006 and December 2006. Once all funds (including those invested by us) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing costs have been repaid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde's loan is repaid (i.e., after the funds invested by us are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full.

The amount of remaining available credit under the facility at December 31, 2004 was $23.3 million. By combining our resources with Varde's, as of March 1, 2005, our subsidiary Matterhorn purchased an additional $2.0 million portfolio during 2005. Under the credit facility, Varde has a first priority security interest in Matterhorn's assets. There can be no assurance that Varde will advance any new money under the facility, because in each instance Varde must approve of the portfolio(s) we propose to acquire and the terms of the acquisition. We do not have any plans to raise equity capital. Based on our cash position and current financial resources, and assuming our operating results continue to increase at projected levels, we believe we have adequate capital resources to continue our business as presently conducted for the foreseeable future. We plan to continue to use the Varde credit facility to maximize the return on our infrastructure. We will continue to consider other alternatives to increase the volume of accounts we service other than through new portfolio acquisitions using only our cash resources, however, if the economic returns to us seem reasonable.

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

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                                                                           Page
                                                                                           -----
Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . .     24

Consolidated Balance Sheets as of December 31, 2004 and 2003. . . . . . . . . . . . . . .     25

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003. . .     26

Consolidated Statements of Members' Equity for the years ended December 31, 2004 and 2003     27

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003. . .     28

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .  29-40

            [MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
--------------------------------------------------------


To  the  Members  and  Board  of  Directors
Performance  Capital  Management,  LLC
Anaheim,  California

We have audited the accompanying consolidated balance sheets of Performance Capital Management, LLC and its wholly owned subsidiary Matterhorn Financial Services, LLC, as of December 31, 2004, and the related consolidated statements of operations, members' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the consolidated financial statements provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Performance Capital Management, LLC and its wholly owned subsidiary Matterhorn Financial Services, LLC, as of December 31, 2004 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.


/s/ MOORE STEPHENS WURTH FRAZER AND TORBET, LLP


March  9,  2005
Orange,  California

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003

                     ASSETS
                     ------
                                                2004        2003
                                             ----------  ----------
  Cash and cash equivalents                  $1,920,155  $1,007,949
  Restricted cash                               122,205      21,448
  Other receivables                              31,494      14,492
  Purchased loan portfolios, net              2,991,642   2,081,496
  Property and equipment, net                   254,808     397,924
  Deposits                                       56,588      56,588
  Prepaid expenses and other assets              86,063     135,738
                                             ----------  ----------

      Total assets                           $5,462,955  $3,715,635
                                             ==========  ==========



            LIABILITIES AND MEMBERS' EQUITY
            -------------------------------

LIABILITIES:
  Accounts payable                           $   59,275  $   68,735
  Accrued liabilities                           373,924     313,352
  Accrued interest                                8,075           -
  Notes payable                               1,417,043           -
  Income taxes payable                           18,290      15,790
                                             ----------  ----------
     Total liabilities                        1,876,607     397,877


COMMITMENTS AND CONTINGENCIES                         -           -

MEMBERS' EQUITY                               3,586,348   3,317,758
                                             ----------  ----------

      Total liabilities and members' equity  $5,462,955  $3,715,635
                                             ==========  ==========

    The accompanying notes are an integral part of these consolidated financial statements.
          See Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                    2004              2003
                                              ----------------  -----------------
  REVENUES:
    Portfolio collections                     $     9,893,941   $      9,440,806
    Portfolio sales                                 4,133,628            553,683
                                              ----------------  -----------------
         Total revenues                            14,027,569          9,994,489
    Less portfolio basis recovery                   6,514,291          4,442,411
                                              ----------------  -----------------

  NET REVENUES                                      7,513,278          5,552,078
                                              ----------------  -----------------
  OPERATING COSTS AND EXPENSES:
    Salaries and benefits                           4,018,263          4,225,772
    General and administrative                      2,473,231          2,174,931
    Depreciation                                      175,945            201,925
                                              ----------------  -----------------
         Total operating costs and expenses         6,667,439          6,602,628
                                              ----------------  -----------------

  INCOME (LOSS) FROM OPERATIONS                       845,839         (1,050,550)
                                              ----------------  -----------------

  OTHER INCOME (EXPENSE):
    Reorganization costs                              (52,578)           (52,937)
    Interest income                                    11,034             11,542
    Other income                                       36,819             23,304
    Interest expense                                  (29,817)                 -
                                              ----------------  -----------------
         Total other expense, net                     (34,542)           (18,091)
                                              ----------------  -----------------

  INCOME (LOSS) BEFORE INCOME TAX PROVISION           811,297         (1,068,641)

  INCOME TAX PROVISION                                 20,690             20,678
                                              ---------------   -----------------

  NET INCOME (LOSS)                           $       790,607   $     (1,089,319)
                                              ================  =================
  NET INCOME (LOSS) PER UNIT
    BASIC AND DILUTED                         $          1.38   $          (1.91)
                                              ================  =================


    The accompanying notes are an integral part of these consolidated financial statements.
          See Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                                                            Total
                                     Member     Unreturned    Abandoned     Accumulated    Members'
                                      Units      Capital       Capital        Deficit       Equity
                                    ---------  ------------  ------------  -------------  -----------
Balance, December 31, 2002           571,550   $26,116,880   $         -   $(21,237,826)  $4,879,054

Distributions to investors                        (471,977)            -              -     (471,977)

Member units returned by investors      (634)      (31,926)       31,926              -            -

Net loss                                                 -             -     (1,089,319)  (1,089,319)
                                    ---------  ------------  ------------  -------------  -----------

Balance, December 31, 2003           570,916   $25,612,977   $    31,926   $(22,327,145)  $3,317,758

Distributions to investors                        (673,572)            -              -     (673,572)

Distributions forfeited                            151,555             -              -      151,555

Cancellation of  investor units       (7,055)     (457,318)      457,318              -            -

Net income                                               -             -        790,607      790,607
                                    ---------  ------------  ------------  -------------  -----------

Balance, December 31, 2004           563,861   $24,633,642   $   489,244   $(21,536,538)  $3,586,348
                                    =========  ============  ============  =============  ===========


    The accompanying notes are an integral part of these consolidated financial statements.
          See Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                                 2004          2003
                                                              -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $  790,607   $(1,089,319)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Depreciation                                              175,945       201,925
       Loss on disposal of fixed asset                             2,333             -
    (Increase) decrease in assets:
      Other receivables                                          (17,002)       33,123
      Purchased loan portfolios                                 (910,146)    1,962,698
      Prepaid expenses and other assets                           49,675       (66,551)
    Increase (decrease) in liabilities:
      Accounts payable                                            (9,460)      (61,686)
      Pre-petition claims                                              -      (139,737)
      Accrued liabilities                                         60,572      (188,927)
      Accrued interest                                             8,075             -
       Income taxes payable                                        2,500          (800)
                                                              -----------  ------------
        Net cash provided by operating activities                153,099       650,726
                                                              -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                            (35,162)      (20,886)
                                                              -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on loans payable                                  1,702,331             -
  Repayment of loans payable                                    (285,288)            -
  Distributions to investors                                    (673,572)     (471,977)
  Distributions forfeited                                        151,555
                                                              -----------  ------------
        Net cash provided by (used in) financing activities      895,026      (471,977)
                                                              -----------  ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        1,012,963       157,863

CASH AND CASH EQUIVALENTS, beginning of period                 1,029,397       871,534
                                                              -----------  ------------

CASH AND CASH EQUIVALENTS, end of period                      $2,042,360   $ 1,029,397
                                                              ===========  ============
SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Income taxes paid                                           $   18,190   $    18,190
                                                              ===========  ============

  Interest paid                                               $   21,742   $         -
                                                              ===========  ============

    The accompanying notes are an integral part of these consolidated financial statements.
          See Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Performance Capital Management, LLC ("PCM LLC") and its wholly-owned subsidiary, Matterhorn Financial Services, LLC ("Matterhorn") (collectively the "Company", unless stated otherwise) are engaged in the business of acquiring assets originated by federal and state banks and other sources, for the purpose of generating income and cash flow from managing, collecting, or selling those assets. These assets consist primarily of non-performing credit card loan portfolios and are purchased and sold as portfolios ("portfolios"). Additionally, some of the loan portfolios are assigned to third party agencies for collection.

Reorganization  under  bankruptcy
----------------------------------

PCM LLC was formed under a Chapter 11 Bankruptcy Reorganization Plan and operating agreement. The plan called for the consolidation of five California limited partnerships and a California Corporation into the new California limited liability company. The five California limited partnerships were formed for the purpose of acquiring investments in or direct ownership of non-performing credit card loan portfolios from financial institutions and other sources. The assets of the five limited partnerships consisted primarily of non-performing credit card loans, as well as cash. In late December 1998, these six entities voluntarily filed bankruptcy petitions, which were later consolidated into one case. PCM LLC was formed on January 14, 2002 and commenced operations upon the confirmation of its Bankruptcy Reorganization Plan ("Reorganization Plan") on February 4, 2002. The entities that were consolidated under the Reorganization Plan are as follows:

Performance   Asset  Management  Fund,  Ltd.,  -  (PAM),  a  California  limited partnership, formed in 1991. Units in PAM were sold in a private placement offering. PAM raised $5,205,000 in gross proceeds from the sale of its partnership units. PAM was not subject to the reporting requirements of the Securities and Exchange Commission.

Performance Asset Management Fund II, Ltd., - (PAMII), a California limited partnership, formed in 1992. Units in PAMII were sold in a private placement offering. PAMII raised $7,670,000 in gross proceeds from the sale of its partnership units. PAMII was not subject to the reporting requirements of the Securities and Exchange Commission.

Performance Asset Management Fund III, Ltd., - (PAMIII), a California limited partnership, formed in 1992. Units in PAMIII were sold in a private placement offering. PAMIII raised $9,990,000 in gross proceeds from the sale of its partnership units. PAMIII was a public limited partnership that was subject to the reporting requirements of the Securities and Exchange Commission.

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

Performance Capital Management, Inc. - (PCM INC), a California corporation incorporated in January 1993. PCM INC identified potential portfolio acquisitions, performed due diligence in conjunction with potential portfolio acquisitions, acquired portfolios, and through joint ventures with the limited partnerships (PAM, PAMII, PAMIII, PAMIV, and PAMV) collected and sold acquired portfolios. The limited partnerships (PAM, PAMII, PAMIII, PAMIV, and PAMV) collectively obtained 98.5% of the outstanding shares of PCM INC. The minority interest of 1.5% was effectively eliminated in the bankruptcy plan.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

Pre-petition  operations
-------------------------

A total of approximately $57,450,000 was raised over the period 1991 to 1994 by selling limited partnership interests in PAM, PAMII, PAMIII, PAMIV, and PAMV. Approximately $8.7 million was deducted for brokerage and organizational expenses. Approximately $49 million was used to purchase non-performing credit card loan portfolios. These portfolios were typically purchased by the limited partnerships from PCM INC. PCM INC also collected the portfolios under joint venture agreements between itself and the limited partnerships.
                                                                      -

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

The following is a summary of the ownership interest of PCM LLC pursuant to the terms of the Reorganization Plan:

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
                        =============  ===================


The following is a summary of the ownership interest of Performance Capital Management, LLC as of December 31, 2004:

Original
 Fund's     Number of        Percentage
  Name    PCM LLC Units  Interest in PCM LLC
--------  -------------  -------------------
PAM              51,565                    9
PAMII            76,101                   14
PAMIII           97,759                   17
PAMIV           281,925                   50
PAMV             56,511                   10
          -------------  -------------------
    Totals      563,861                  100
          =============  ===================

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The combination of the Partnerships and PCM INC is summarized as follows (in thousands):

                                    PAM      PAMII     PAMIII    PAMIV      PAMV     PCM INC     Total
                                 -----------------------------------------------------------------------
Sale of Limited
  Partnership Units              $  5,205   $ 7,670   $ 9,990   $28,595   $ 5,965   $      -   $ 57,425

Distributions
  to Investors                     (3,704)   (4,137)   (3,719)   (6,920)     (829)         -    (19,309)
                                 -----------------------------------------------------------------------

Unreturned Capital                  1,501     3,533     6,271    21,675     5,136          -     38,116

Accumulated Deficit                  (288)   (1,333)   (2,424)   (9,330)   (2,561)    (2,302)   (18,238)
                                 -----------------------------------------------------------------------

Cash and Net Assets
  Transferred to PCM LLC         $  1,213   $ 2,200   $ 3,847   $12,345   $ 2,575   $ (2,302)    19,878
                                 ============================================================

2002 Distribution to Investors.                                                                 (12,000)

Net Loss For The Year Ended
  December 31, 2002                                                                              (2,999)
                                                                                               ---------

Members' Equity PCM, LLC
  at December 31, 2002                                                                            4,879

2003 Distributions to Investors                                                                    (472)

Net Loss For The Year
  Ended December 31, 2003                                                                        (1,089)
                                                                                               ---------

Members' Equity PCM, LLC
  at December 31, 2003                                                                            3,318

2004 Distributions to Investors                                                                    (674)

Distributions forfeited                                                                             152

Net Income For The Year
  Ended December 31, 2004                                                                           790

Members' Equity PCM, LLC                                                                       ---------
  at December 31, 2004                                                                         $  3,586
                                                                                               =========

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

PAM III and PAM IV were reporting entities under the Securities Exchange Act of 1934. PAM, PAMII, PAMV, and PCM INC were not reporting entities. It was determined that PCM LLC is a "successor company" under rule 12g-3 of the Securities Exchange Act of 1934, and therefore is subject to the reporting requirements of the Securities Exchange Act of 1934. PCM LLC's LLC units are not publicly traded securities. The Reorganization Plan placed certain restrictions on the transfer of members' interests.

On August 2, 2004, an order of the United States Bankruptcy Court was entered closing the Chapter 11 case. The order acts as a discharge and termination of any and all liabilities and debts of, and claims against, PCM INC, PAM, PAM II, PAM III, PAM IV and PAM V that arose at any time before the confirmation order became effective on February 4, 2002.

Wholly-owned Subsidiary
-----------------------

In July, 2004, the Company completed a credit facility (effective June 10, 2004) with Varde Investment Partners, L.P. ("Varde"), a participant in the debt collection industry, to augment portfolio purchasing capacity using capital provided by Varde. To implement the agreement, PCM LLC created a wholly-owned subsidiary, Matterhorn. The facility provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. Varde is not under any obligation to make a loan to Matterhorn and Varde must agree on the terms for each specific advance under the loan facility. Under the terms of the facility, Varde will receive both interest and a residual amount of any profits on the portfolios acquired with a loan. Portfolios purchased using the facility will be owned by PCM LLC's subsidiary, Matterhorn. Varde has a first priority security interest in Matterhorn's assets securing repayment of its loans.

NOTE 2 - BASIS OF PRESENTATION

Reporting entity
----------------

PCM  LLC  is  a  successor entity of six companies emerging from bankruptcy (see
Note 1). The accompanying balance sheets, statements of operations, members' equity, and cash flows include balances and transactions since the emergence from bankruptcy. Matterhorn was consolidated in the financial statements as a wholly-owned subsidiary starting in the third quarter of 2004.

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

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BASIS OF PRESENTATION (CONTINUED)

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

As part of the Reorganization Plan, no debt forgiveness existed and all liabilities subject to compromise were presented on the face of the balance sheet as pre-petition claims with disclosures required by SOP 90-7 presented in
Note 10. These claims have been paid or settled by December 31, 2003.

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

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Cash  and  cash  equivalents
----------------------------

The Company defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $1.8 million as of December 31, 2004. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

Property  and  equipment
------------------------

Property and equipment are carried at cost and depreciation is computed over the estimated useful lives of the assets ranging from 3 to 7 years. The Company uses the straight-line method of depreciation. Property and equipment transferred under the reorganization plan were transferred at net book value. Depreciation is computed on the remaining useful life at the time of transfer.

The related cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Maintenance and repairs are expensed currently while major betterments are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2004, management expects these assets to be fully recoverable.

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

Loan portfolio sales occur after the initial portfolio analysis is performed and the loan portfolio is acquired. Portions of portfolios sold typically do not meet the Company's targeted collection characteristics. Loan portfolios sold are valued at the lower of cost or market.

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

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Members'  Equity
----------------

Members' Equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of December 31, 2004, PCM LLC had 540,139 voting LLC units (547,194 LLC units as of December 31, 2003) and 23,722 non-voting LLC units (23,722 LLC units as of December 31, 2003). Abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC's plan of reorganization to eliminate the interests of members the Company has not been able to locate. At December 31, 2004, the Company cancelled 7,055 member units and took back approximately $152,000 of related unclaimed distributions under the procedure authorized in the reorganization plan. The $152,000 of unclaimed distributions was treated as an addition to Members' Equity. The total amount of abandoned unreturned capital relating to the 7,055 member units was $457,318.

NOTE  4  -  RECENT  ACCOUNTING  PRONOUNCEMENTS

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

In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This statement requires

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4  -  RECENT  ACCOUNTING  PRONOUNCEMENTS  (CONTINUED)

that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact, if any, on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions". The FASB issued this statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, "Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS No. 152 to have a material impact, if any, on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact, if any, on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management does not expect adoption of SFAS No. 153 to have a material impact, if any, on the Company's financial position or results of operations.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of December 31, 2004 and 2003 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate their fair values. The fair value of purchased loan portfolios was determined based on both market pricing and discounted expected cash flows. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at December 31, 2004 and 2003 was 20%. The estimated fair value of loan portfolios was $19,200,000 and $15,300,000 at December 31, 2004 and 2003,
respectively.

NOTE  6  -  PURCHASED  LOAN  PORTFOLIOS

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at December 31, 2004 and 2003 totaled approximately $641 million and $1.1 billion, respectively.

The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the net present value of estimated future cash flows expected to be collected, a valuation allowance is recognized in the amount of such impairment.

The carrying amount of loans included in the accompanying balance sheets are as follows as of December 31:

                                      2004          2003
                                  ------------  ------------
Unrecovered cost balance,
  beginning of period             $ 7,619,515   $ 9,517,146
Valuation allowance,
  beginning of period              (5,538,019)   (5,472,952)
                                  ------------  ------------
Net balance, beginning of period    2,081,496     4,044,194
Net portfolio activity                910,146    (1,962,698)
                                  ------------  ------------
Net balance, end of period        $ 2,991,642   $ 2,081,496
                                  ============  ============


The activity in the loan portfolios in the accompanying financial statements is as follows:

                                                               For the year      For the year
                                                              ended Dec. 31,    ended Dec. 31,
                                                                   2004              2003
                                                             ----------------  ----------------
Purchased loan portfolios                                    $     7,424,437   $     2,479,713
Collections on loan portfolios                                    (9,893,941)       (9,440,806)
Sales of loan portfolios                                          (4,133,628)         (553,683)
Revenue recognized on collections                                  6,571,015         5,550,695
Revenue recognized on sales                                          986,232            66,450
Increase in valuation allowance due to portfolio impairment          (43,969)          (65,067)
                                                             ----------------  ----------------
Net portfolio activity                                       $       910,146   $    (1,962,698)
                                                             ================  ================

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  6  -  PURCHASED  LOAN  PORTFOLIOS  (CONTINUED)

The valuation allowance related to the loan portfolios at December 31, 2004 and 2003 are as follows:

                                           December 31,   December 31,
                                               2004           2003
                                          --------------  -------------
Valuation allowance, beginning of period  $   5,538,019   $   5,472,952
Increase in valuation allowance due to
     portfolio impairment                        43,969          65,067
Decrease in valuation allowance              (5,569,988)            ---
                                          --------------  -------------
Valuation allowance, end of period        $      12,000   $   5,538,019
                                          ==============  =============

A review during the fourth quarter by management of the portfolio valuation allowance showed that the allowance for certain portfolios had become fully utilized. It was determined that the original portfolio assets were approaching or had reached the end of their producing life. An adjustment was made at year end to reduce the valuation of the original portfolio asset by the offsetting valuation allowances that had been carried by the Company. This caused the amount of valuation allowance to decrease since it was offset by the original portfolio asset. This adjustment of offsetting the original portfolio asset against the valuation allowance had no effect on net income, members' equity or cash flows.

NOTE  7  -  OTHER  RECEIVABLES

Other receivables consist of collections on portfolios received by a third party collection agency.

NOTE  8  -  NOTES  PAYABLE

The Company has entered into an agreement for a credit facility with Varde Investment Partners, L.P. ("Varde"), that provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. At December 31, 2004, PCM LLC's wholly-owned subsidiary Matterhorn owed approximately $1.4 million under the facility in connection with its purchase of certain charged-off loan portfolios. The total amount borrowed to date is approximately $1.7 million. The loan has minimum payment threshold points. Each advance has a term of two years and bears interest at the rate of 12% per annum. These obligations are scheduled to be paid in full by August 2006 and December 2006 with principal payments of approximately $428,000 due in 2005 and approximately $989,000 due in 2006. Once all funds (including those invested by the Company) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing costs have been repaid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde's loan is repaid (i.e., after the funds invested by the Company are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. Varde has a first priority security interest in all the assets of Matterhorn, securing repayment of its loans and payment of its residual interest. PCM LLC, our parent operating company, has guarantied certain of Matterhorn's operational obligations under the loan documents. The amount of remaining available credit under the facility at December 31, 2004 was approximately $23.3 million. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of approximately $1.8 million at December 31, 2004.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9-  PROPERTY  AND  EQUIPMENT

Property  and  equipment  is  as  follows  as  of  December  31:

                                  2004      2003
                                --------  --------
Office furniture and equipment  $284,171  $273,835
Computer equipment               494,223   482,729
Leasehold improvements            36,982    36,982
                                --------  --------
  Totals                         815,376   793,546
Less accumulated depreciation    560,568   395,622
                                --------  --------
  Property and equipment, net   $254,808  $397,924
                                ========  ========


Depreciation expense for the years ended December 31, 2004 and December 31, 2003 amounted to $175,945 and $201,925 respectively.

NOTE  10  -  PRE-PETITION  CLAIMS

Under the Reorganization Plan, PCM LLC was required to pay certain allowed pre-petition claims and professional fees totaling approximately $1.4 million, of which $139,737 remained outstanding at December 31, 2002. At December 31, 2003 all of these claims had been paid or settled.

NOTE  11  -  COMMITMENTS  AND  CONTINGENCIES

Lease  commitments
------------------

The Company currently leases office space in Anaheim, California under a non-cancelable five year operating lease. Under the lease agreement, PCM LLC must pay a basic monthly rental charge plus a portion of the building's common area expenses.

Future  minimum  lease  commitments  as  of  December  31,  2004 are as follows:

     Year ending
     December 31,
     ------------
         2005               $314,000
         2006                295,000
       Thereafter                  -

Rental expense for the years ended December 31, 2004 and December 31, 2003 amounted to approximately $319,000 and $311,000 respectively. The Company is obligated under a five year equipment lease, expiring in 2009, for minimum payments of $4,800 per year.

NOTE  12  -  EARNINGS  PER  MEMBER  UNIT

Basic and diluted earnings per member unit are calculated based on the weighted average number of member units issued and outstanding (570,916 for the year ended December 31, 2004 and 571,392 for the year ended December 31, 2003).

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  13  -  EMPLOYEE  BENEFIT  PLANS

The Company has a defined contribution plan covering all eligible full-time employees of PCM LLC (the Plan Sponsor) who are currently employed by the Company and have completed six months of service from the time of enrollment. The Plan was established by the Plan Sponsor to provide retirement income for its employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974 as amended (ERISA).

The Plan is a contributory plan whereby participants may contribute a percentage of pre-tax annual compensation as outlined in the Plan agreement and as limited by Federal statute. Participants may also contribute amounts representing distributions from other qualified defined benefit or contribution plans. The
Plan  Sponsor  does  not  make  matching  contributions.

NOTE  14  -  SUBSEQUENT  EVENTS

On February 25, 2005, Matterhorn borrowed approximately $1.7 million under the Varde credit facility in connection with our purchase of a charged-off loan portfolio. This obligation has a two year term expiring in February 2007 and bears interest at a rate of 12% per annum.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES
------------------------------------

In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and our Accounting Manager, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, may be detected. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As noted below, however, we previously identified a weakness in our disclosure controls and procedures that existed during the period ended September 30, 2004.

During the process of evaluating and testing the effectiveness of our disclosure controls and procedures for the period ended September 30, 2004, management identified a potential deficiency involving the Company's failure to timely disclose an event that was reportable under new Form 8-K Item 2.03. Disclosure of this event was included in our Form 10-QSB for the quarter ended September 30, 2004, under Part II, Item 5. Since identifying this potential deficiency, management has begun to monitor this potential deficiency in order to determine whether any further mitigating controls are necessary. We filed a current report on Form 8-K Item 2.03 one day late during the fourth quarter, on December 29, 2004, for a closing under the Varde credit facility that occurred on December 21, 2004. Our most recent closing under the Varde credit facility occurred on February 25, 2005, and we timely filed a current report on Form 8-K Item 2.03 on March 2, 2005. We intend to continue monitoring the reporting of closings under the Varde credit facility to ensure that related filings are made on a timely basis.

There has been no change in our internal controls over financial reporting that occurred during the fourth quarter of 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM  8B.  OTHER  INFORMATION
-----------------------------

None.


                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

The information required by Item 9 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2004.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

The information required by Item 10 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2004.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED  SECURITY  HOLDER  MATTERS
----------------------------------

The information required by Item 11 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2004.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

The information required by Item 12 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2004.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  --------------------------------------------------------------------------------------------------


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

    3.4  Second Amendment to Operating Agreement for Performance Capital Management, LLC (4)

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

   10.1  Lease Agreement (2)

   10.2  Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and David J. Caldwell (3)

   10.3  Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and William D. Constantino (3)

   10.4  Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and Darren S. Bard (3)

   10.5  Master Loan Agreement by and among Performance Capital Management, LLC, Varde
         Investment Partners, L.P. and Matterhorn Financial Services, LLC, dated June 10, 2004 (6)

   14.1  Code of Business Conduct and Ethics (5)

   21.1  Subsidiary Company


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

(4) Filed on November 14, 2003 as an exhibit to our report on Form 10-QSB for the period ended September 30, 2003 and incorporated herein by reference.

(5) Filed on April 14, 2004 as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

(6)  Filed  on  July 29, 2004 as an exhibit to our report on Form 8-K dated July
13,  2004  and  incorporated  herein  by  reference.

REPORTS  ON  FORM  8-K

On December 29, 2004, we filed a report on Form 8-K dated December 21, 2004, containing disclosure under Item 2.03 pertaining to a material borrowing under our credit facility with Varde.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
-----------------------------------------------------

The information required by Item 14 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the year ended December 31, 2004.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANCE  CAPITAL  MANAGEMENT,  LLC


     By:     /s/  David  J.  Caldwell               Date:  March 30, 2005
             --------------------------                   ---------------
             David  J.  Caldwell
             Chief  Operations  Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

--------------------------------------------------------------------------------------------------------
NAME                                                      TITLE                                DATE
--------------------------------------------------------------------------------------------------------

By:  /s/ David J. Caldwell        Chief Operations Officer (Principal Executive Officer)  March 30, 2005
   -----------------------------                                                          --------------
   David J. Caldwell
--------------------------------------------------------------------------------------------------------

By:  /s/  Larisa Gadd             Co-Chairperson of the Board                             March 29, 2005
   -----------------------------                                                          --------------
   Larisa Gadd
--------------------------------------------------------------------------------------------------------

By:  /s/  Lester T. Bishop        Co-Chairperson of the Board                             March 29, 2005
   -----------------------------                                                          --------------
   Lester T. Bishop
--------------------------------------------------------------------------------------------------------

By:  /s/  Larry C. Smith          Director                                                March 29, 2005
   -----------------------------                                                          --------------
   Larry C. Smith
--------------------------------------------------------------------------------------------------------

By:  /s/ David Barnhizer          Director                                                March 30, 2005
   -----------------------------                                                          --------------
   David Barnhizer
--------------------------------------------------------------------------------------------------------

By:  /s/  Rodney Woodworth        Director                                                March 29, 2005
   -----------------------------                                                          --------------
   Rodney Woodworth
--------------------------------------------------------------------------------------------------------

By:  /s/  Sanford Lakoff          Director                                                March 29, 2005
   -----------------------------                                                          --------------
   Sanford Lakoff
--------------------------------------------------------------------------------------------------------

By:  /s/ Donald W. S. Rutherford  Director                                                March 28, 2005
   -----------------------------                                                          --------------
   Donald W. S. Rutherford
--------------------------------------------------------------------------------------------------------

By:  /s/  Edward M. Rucker        Accounting Manager (Principal Financial Officer)        March 30, 2005
   -----------------------------                                                          --------------
   Edward M. Rucker
--------------------------------------------------------------------------------------------------------

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER   DESCRIPTION
-------  --------------------------------------------------------------------------------------------------


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

    3.4  Second Amendment to Operating Agreement for Performance Capital Management, LLC (4)

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

   10.1  Lease Agreement (2)

   10.2  Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and David J. Caldwell (3)

   10.3  Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and William D. Constantino (3)

   10.4  Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and Darren S. Bard (3)

   10.5  Master Loan Agreement by and among Performance Capital Management, LLC, Varde
         Investment Partners, L.P. and Matterhorn Financial Services, LLC, dated June 10, 2004 (6)

   14.1  Code of Business Conduct and Ethics (5)

   21.1  Subsidiary Company

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

(4) Filed on November 14, 2003 as an exhibit to our report on Form 10-QSB for the period ended September 30, 2003 and incorporated herein by reference.

(5) Filed on April 14, 2004 as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

(6)  Filed  on  July 29, 2004 as an exhibit to our report on Form 8-K dated July
13,  2004  and  incorporated  herein  by  reference.