Form 10QSB
period 2005-03-31
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2005-05-16
CIK 1221170

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    March 31, 2005
                                                 --------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from            to
                                                ----------   ----------

              Commission file number:       0  -  50235
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


          222 South Harbor Blvd., Suite 400, Anaheim, California 92805
  --------------------------------------------------------------------------
                    (Address of principal executive offices)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 15, 2005, the issuer had 563,926 LLC Units issued and outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                                                    INDEX TO
                                         QUARTERLY REPORT ON FORM 10-QSB
                                      FOR THE QUARTER ENDED MARCH 31, 2005


PART I - FINANCIAL INFORMATION                                                                              PAGE

Item 1    Consolidated Financial Statements

          Review Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . . .   1

          Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004 (audited) . . .   2

          Consolidated Statements of Operations for the quarters ended March 31, 2005 and 2004 (unaudited) .   3

          Consolidated Statements of Members' Equity for the quarters ended March 31, 2005 and 2004
          (unaudited) and the year ended December 31, 2004 (audited) . . . . . . . . . . . . . . . . . . . .   4

          Consolidated Statements of Cash Flows for the quarters ended March 31, 2005 and 2004 (unaudited) .   5

          Condensed Notes to the Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . .   6

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . . . .  15

Item 3    Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

PART II - OTHER INFORMATION

Item 2    Changes in Securities and Small Business Issuer Purchases of Equity Securities . . . . . . . . . .  22

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



            [MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------



To the Board of Directors
Performance Capital Management, LLC
Anaheim, California

We have reviewed the accompanying consolidated balance sheet of Performance Capital Management, LLC as of March 31, 2005, and the related consolidated statements of operations, members' equity and cash flows for the quarters ended March 31, 2005 and 2004. All information included in these consolidated financial statements is the representation of the management of Performance Capital Management, LLC.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Performance Capital Management, LLC as of December 31, 2004, and the related consolidated statements of operations, members' equity and cash flows for the year ended December 31, 2004 (not presented herein); and in our report dated March 9, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/  Moore Stephens Wurth Frazer And Torbet, LLP


May 9, 2005
Orange, California

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2005 AND DECEMBER 31, 2004


                                               March 31,     December 31,
                                                 2005           2004
                                             (unaudited)     (audited)
                                             ------------  --------------
                       ASSETS
                       ------
Cash and cash equivalents                    $  1,369,052  $    1,920,155
Restricted cash                                   406,432         122,205
Other receivables                                 334,684          31,494
Purchased loan portfolios, net                  3,881,738       2,991,642
Property and equipment, net                       214,971         254,808
Deposits                                           57,746          56,588
Prepaid expenses and other assets                 166,252          86,063
                                             ------------  --------------


      Total assets                           $  6,430,875  $    5,462,955
                                             ============  ==============


               LIABILITIES AND MEMBERS' EQUITY
               -------------------------------

LIABILITIES:
  Accounts payable                           $    134,581  $       59,275
  Accrued liabilities                             376,439         373,924
  Accrued interest                                 30,653           8,075
  Notes payable                                 2,798,336       1,417,043
  Income taxes payable                             31,890          18,290
                                             ------------  --------------
    Total liabilities                           3,371,899       1,876,607

COMMITMENTS AND CONTINGENCIES                           -               -

MEMBERS' EQUITY                                 3,058,976       3,586,348
                                             ------------  --------------

      Total liabilities and members' equity  $  6,430,875  $    5,462,955
                                             ============  ==============


The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             For the Quarter    For the Quarter
                                                  Ended              Ended
                                                March 31,          March 31,
                                                  2005               2004
                                               (unaudited)        (unaudited)
                                            -----------------  -----------------
REVENUES:
  Portfolio collections                     $      3,188,207   $      2,451,370
  Portfolio sales                                          -          1,782,064
                                            -----------------  -----------------
    Total revenues                                 3,188,207          4,233,434
  Less portfolio basis recovery                    1,560,131          1,826,227
                                            -----------------  -----------------

NET REVENUES                                       1,628,076          2,407,207
                                            -----------------  -----------------

OPERATING COSTS AND EXPENSES:
  Salaries and benefits                            1,117,716          1,114,460
  General and administrative                         761,087            577,370
  Depreciation                                        42,833             45,173
                                            -----------------  -----------------
    Total operating costs and expenses             1,921,636          1,737,003
                                            -----------------  -----------------

INCOME (LOSS) FROM OPERATIONS                       (293,560)           670,204
                                            -----------------  -----------------

OTHER INCOME (EXPENSE):
  Interest Expense                                   (56,457)                 -
  Reorganization costs                                  (190)            (8,837)
  Interest income                                      3,395              2,391
  Other income                                         1,669              7,017
                                            -----------------  -----------------
    Total other income (expense), net                (51,583)               571
                                            -----------------  -----------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION           (345,143)           670,775

INCOME TAX PROVISION                                  17,600             11,600
                                            -----------------  -----------------

NET INCOME (LOSS)                           $       (362,743)  $        659,175
                                            =================  =================

NET INCOME (LOSS) PER UNIT
  BASIC AND DILUTED                         $           (.64)  $           1.15
                                            =================  =================


The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

                         PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                                                                           Total
                                     Member    Unreturned    Abandoned    Accumulated    Members'
                                     Units      Capital       Capital       Deficit       Equity
                                    --------  ------------  -----------  -------------  -----------
Balance, December 31, 2003          570,916   $25,612,977   $   31,926   $(22,327,145)  $3,317,758

Distributions to investors                       (164,503)                                (164,503)

Net income                                                                    659,175      659,175

                                    --------  ------------  -----------  -------------  -----------
Balance, March 31, 2004             570,916    25,448,474       31,926    (21,667,970)   3,812,430

Distributions to investors                       (509,069)                                (509,069)

Distributions forfeited                           151,555                                  151,555

Cancellation of investors units      (7,055)     (457,318)     457,318

Net income                                                                    131,432      131,432
                                    --------  ------------  -----------  -------------  -----------
Balance, December 31, 2004          563,861    24,633,642      489,244    (21,536,538)   3,586,348

Reinstatement of Units to Investor       65         3,503       (3,503)

Distributions to investors                       (164,629)                                (164,629)

Net loss                                                                     (362,743)    (362,743)
                                    --------  ------------  -----------  -------------  -----------

Balance, March 31, 2005             563,926   $24,472,516   $  485,741   $(21,899,281)  $3,058,976
                                    ========  ============  ===========  =============  ===========


The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

                        PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Quarter    For the Quarter
                                                                    Ended              Ended
                                                               March 31, 2005     March 31, 2004
                                                                 (unaudited)        (unaudited)
                                                              -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $       (362,743)  $        659,175
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                       42,833             45,173
   (Increase) decrease in assets:
     Other receivables                                                (303,190)            (4,006)
     Prepaid expenses and other assets                                 (81,347)           (59,539)
     Loan portfolios                                                  (890,096)           506,231
   Increase (decrease) in liabilities:
     Accounts payable                                                   75,306               (792)
     Accrued liabilities                                                 2,515             94,726
     Accrued interest                                                   22,578                  -
     Income taxes payable                                               13,600             11,600
                                                              -----------------  -----------------
         Net cash provided by (used in) operating activities        (1,480,544)         1,252,568
                                                              -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                   (2,996)            (5,682)
                                                              -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan proceeds from borrowing                                     1,718,614                  -
    Repayment of loans                                                (337,321)                 -
    Distributions to investors                                        (164,629)          (164,503)
                                                              -----------------  -----------------
         Net cash provided by (used in) financing activities         1,216,664           (164,503)
                                                              -----------------  -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               (266,876)         1,082,383

CASH AND CASH EQUIVALENTS, beginning of period                       2,042,360          1,029,397
                                                              -----------------  -----------------

CASH AND CASH EQUIVALENTS, end of period                      $      1,775,484   $      2,111,780
                                                              =================  =================

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Income taxes paid                                           $          4,000   $            800
                                                              =================  =================

  Interest paid                                               $         33,881   $              -
                                                              =================  =================


The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS


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

Performance Asset Management Fund, Ltd. - (PAM), a California limited partnership, formed in 1991. Units in PAM were sold in a private placement offering. PAM raised $5,205,000 in gross proceeds from the sale of its partnership units. PAM was not subject to the reporting requirements of the Securities and Exchange Commission.

Performance Asset Management Fund II, Ltd. - (PAMII), a California limited partnership, formed in 1992. Units in PAMII were sold in a private placement offering. PAMII raised $7,670,000 in gross proceeds from the sale of its partnership units. PAMII was not subject to the reporting requirements of the Securities and Exchange Commission.

Performance Asset Management Fund III, Ltd. - (PAMIII), a California limited partnership, formed in 1992. Units in PAMIII were sold in a private placement offering. PAMIII raised $9,990,000 in gross proceeds from the sale of its partnership units. PAMIII was a public limited partnership that was subject to the reporting requirements of the Securities and Exchange Commission.

Performance Asset Management Fund IV, Ltd. - (PAMIV), a California limited partnership, formed in 1992. Units in PAMIV were sold in an intrastate offering to residents of California. PAMIV raised $28,595,000 in gross proceeds from the sale of its partnership units. PAMIV was a public limited partnership that was subject to the reporting requirements of the Securities and Exchange Commission.

Performance Asset Management Fund V, Ltd. - (PAMV), a California limited partnership, formed in 1994. Units in PAMV were sold in a private placement offering. PAMV raised $5,965,000 in gross proceeds from the sale of its partnership units. PAMV was not subject to the reporting requirements of the Securities and Exchange Commission.

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


See Review Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS


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

The following is a summary of the ownership interest of PCM LLC pursuant to the terms of the Reorganization Plan:

Original       Number of      Number of        Percentage
Fund's Name   Unit Holders  PCM LLC Units  Interest in PCM LLC
------------  ------------  -------------  -------------------
PAM                    370         52,050                    9
PAMII                  459         76,700                   13
PAMIII                 595         99,900                   18
PAMIV                 1553        285,950                   50
PAMV                   327         56,950                   10
                            -------------  -------------------
      Totals                      571,550                  100
                            =============  ===================

The following is a summary of the ownership interest of Performance Capital Management, LLC as of March 31, 2005:

Original       Number of        Percentage
Fund's Name  PCM LLC Units  Interest In PCM LLC
-----------  -------------  -------------------

PAM                 51,565                    9
PAMII               76,101                   14
PAMIII              97,759                   17
PAMIV              281,980                   50
PAMV                56,521                   10
             -------------  -------------------
Totals             563,926                  100
             =============  ===================


The Reorganization Plan calls for distributions to be made first to the LLC Members to the extent of and in proportion to their unreturned Capital Contributions; and thereafter to the LLC Members in proportion to their respective percentage ownership interest.


See Review Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS  (CONTINUED)

The combination of the Partnerships and PCM INC is summarized as follows (in thousands):

                                   PAM      PAMII     PAMIII    PAMIV      PAMV     PCM INC     Total
                                 --------  --------  --------  --------  --------  ---------  ---------
Sale of Limited
  Partnership Units              $ 5,205   $ 7,670   $ 9,990   $28,595   $ 5,965   $      -   $ 57,425

Distributions to Investors        (3,704)   (4,137)   (3,719)   (6,920)     (829)         -    (19,309)
                                 --------  --------  --------  --------  --------  ---------  ---------

Unreturned Capital                 1,501     3,533     6,271    21,675     5,136          -     38,116

Accumulated Deficit                 (288)   (1,333)   (2,424)   (9,330)   (2,561)    (2,302)   (18,238)
                                 --------  --------  --------  --------  --------  ---------  ---------

Cash and Net Assets
  Transferred to PCM LLC         $ 1,213   $ 2,200   $ 3,847   $12,345   $ 2,575   $ (2,302)    19,878
                                 ========  ========  ========  ========  ========  ==========  ========

2002 Distribution to Investors                                                                 (12,000)

Net Loss For The Year Ended
  December 31, 2002                                                                             (2,999)
                                                                                              ---------

Members' Equity PCM, LLC
  at December 31, 2002                                                                           4,879

2003 Distributions to Investors                                                                   (472)

Net Loss For The Year
  Ended December 31, 2003                                                                       (1,089)
                                                                                              ---------

Members' Equity PCM, LLC
  at December 31, 2003                                                                           3,318

2004 Distribution to Investors                                                                    (165)

Net Income For The Period
  Ended March 31, 2004                                                                             659
                                                                                              ---------

Members' Equity PCM, LLC
  at March 31, 2004                                                                              3,812

2004 Distributions to Investors                                                                   (509)

Distributions forfeited                                                                            152

Net Income For The Period
  Ended December 31, 2004                                                                          131
                                                                                              ---------

Members' Equity PCM, LLC                                                                         3,586
  at December 31, 2004

2005 Distribution to Investors                                                                    (165)

Net Loss For The Period
  Ended March 31, 2005                                                                            (362)

Members' Equity PCM, LLC                                                                      ---------
  at March 31, 2005                                                                           $  3,059
                                                                                              =========


See Review Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

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

Wholly-owned  Subsidiary
------------------------

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

NOTE 2 - BASIS OF PRESENTATION

Interim Condensed Financial Statements
--------------------------------------

These interim condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The interim consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for fair presentation of the financial results for interim periods. The consolidated financial statements have been prepared consistent with the accounting policies described in the Company's annual audited consolidated financial statements. Reference should be made to those statements included with the Company's annual report filed on Form 10-KSB.

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


See Review Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS

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

The Company provides a valuation allowance for acquired loan portfolios when the present value of a portfolio's expected future cash flows does not exceed the carrying value of the portfolio.

Over the life of the portfolio, the Company's management continues to review the carrying values of each loan for impairment. If the net present value of estimated future cash flows falls below the carrying value of the related portfolio, the valuation allowance is adjusted accordingly.

Cash and Cash Equivalents
-------------------------

The Company defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $1.6 million as of March 31, 2005. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

Restricted cash consists principally of cash held in a segregated account pursuant to the Company's credit facility with Varde. The Company and Varde settle the status of these funds on a monthly basis pursuant to the credit facility. The proportion of the restricted cash ultimately disbursed by Matterhorn to Varde and PCM LLC depends upon a variety of factors, including the portfolios from which the cash was collected, the size of servicing fees on the portfolios that generated the cash, and the priority of payments due on the portfolios that generated the cash.


See Review Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Members'  Equity
----------------

Members' equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of March 31, 2005, PCM LLC had 540,204 voting LLC units (540,139 LLC units as of December 31, 2004) and 23,722 non-voting LLC units (23,722 LLC units as of December 31, 2004). Abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC's plan of reorganization to eliminate the interests of members the Company has not been able to locate. At December 31, 2004, the Company cancelled 7,055 member units and took back approximately $152,000 of related unclaimed distributions under the procedure authorized in the reorganization plan. The $152,000 of unclaimed distributions was treated as an addition to Members' Equity. The total amount of abandoned unreturned capital relating to the 7,055 member units was $457,318. During the first quarter of 2005, a member with 65 units was reinstated. These 65 units had been considered returned voluntarily with the 634 member units surrendered in 2003. It was determined that this was done in error.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of March 31, 2005 and December 31, 2004 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate their fair values. The fair value of purchased loan portfolios was determined based on both market pricing and discounted expected cash flows. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at March 31, 2005 and December 31, 2004 was 20%. The estimated fair value of loan portfolios was $21.6 million and $19.2 million at March 31, 2005 and December 31, 2004, respectively.

NOTE 5 - PURCHASED LOAN PORTFOLIOS

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at March 31, 2005 and December 31, 2004 totaled approximately $699 million and $641 million, respectively.

The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the net present value of estimated future cash flows expected to be collected, a valuation allowance is recognized in the amount of such impairment.


See Review Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5  -  PURCHASED  LOAN  PORTFOLIOS  (CONTINUED)

The carrying amount of loans included in the accompanying balance sheets are as follows:

                                       As of            As of
                                   Mar. 31, 2005    Dec. 31, 2004
                                  ---------------  ---------------
Unrecovered cost balance,
  beginning of period             $    3,003,642   $    7,619,515
Valuation allowance,
  beginning of period                    (12,000)      (5,538,019)
                                  ---------------  ---------------
Net balance, beginning of period       2,991,642        2,081,496
Net portfolio activity                   890,096          910,146
                                  ---------------  ---------------
Net balance, end of period        $    3,881,738   $    2,991,642
                                  ===============  ===============


The activity in the loan portfolios in the accompanying financial statements is as follows:

                                    For the Quarter    For the Quarter
                                         Ended              Ended
                                     Mar. 31, 2005      Mar. 31, 2004
                                   -----------------  -----------------
Purchased loan portfolios, net     $      2,450,227   $      1,319,996
Collections on loan portfolios           (3,188,207)        (2,451,370)
Sales of loan portfolios                          -         (1,782,064)
Revenue recognized on collections         1,628,076          1,659,620
Revenue recognized on sales                       -            747,587
                                   -----------------  -----------------
Net portfolio activity             $        890,096   $       (506,231)
                                   =================  =================


The valuation allowance related to the loan portfolios had a balance of $12,000 at March 31, 2005 and December 31, 2004.

NOTE  6  -  OTHER  RECEIVABLES

Other receivables consist of collections on portfolios received by third party collection agencies and funds due from a portfolio seller for the return of certain contractually ineligible accounts improperly included by the seller in a portfolio purchased by Matterhorn.

NOTE  7  -  PROPERTY  AND  EQUIPMENT

Property and equipment is as follows:

                                    As of           As of
                                Mar. 31, 2005   Dec. 31, 2004
                                --------------  --------------
Office furniture and equipment  $      284,171  $      284,171
Computer equipment                     497,219         494,223
Leasehold improvements                  36,982          36,982
                                --------------  --------------
  Totals                               818,372         815,376
Less accumulated depreciation          603,401         560,568
                                --------------  --------------
  Property and equipment, net   $      214,971  $      254,808
                                ==============  ==============


Depreciation expense for the quarters ended March 31, 2005 and 2004 amounted to $42,833 and $45,173, respectively.


See Review Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8  -  NOTES  PAYABLE

The Company has entered into an agreement for a credit facility with Varde that provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. At March 31, 2005, PCM LLC's wholly-owned subsidiary Matterhorn owed approximately $2.8 million under the facility in connection with its purchase of certain charged-off loan portfolios. The total amount borrowed through March 31, 2005 is approximately $3.4 million. Each advance has minimum payment threshold points. Each advance has a term of two years and bears interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from August 2006 to February 2007, with principal payments of approximately $606,000 due in 2005, $1.5 million due in 2006, and $739,000 due in 2007. Once all funds (including those invested by the Company) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing costs have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde's loan is repaid (i.e., after the funds invested by the Company are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. Varde has a first priority security interest in all the assets of Matterhorn, securing repayment of its loans and payment of its residual interest. PCM LLC, our parent operating company, has guarantied certain of Matterhorn's operational obligations under the loan documents. The amount of remaining available credit under the facility at March 31, 2005 was approximately $21.6 million. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of approximately $3.2 million at March 31, 2005.

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES

Lease  Commitments
------------------

The Company currently leases office space in Anaheim, California under a non-cancelable five year operating lease. Under the lease agreement, PCM LLC must pay a basic monthly rental charge plus a portion of the building's common area expenses.

Future minimum lease commitments as of March 31, 2005 are as follows:

Year ending
  March 31,
-----------
2006          316,000
2007          214,000
Thereafter          -

Rental expense for the quarter ended March 31, 2005 and 2004 amounted to approximately $81,597 and $79,659, respectively. The Company is obligated under a five year equipment lease, expiring in 2009, for minimum payments of $4,800 per year.

NOTE 10 - EARNINGS PER MEMBER UNIT

Basic and diluted earnings per member unit are calculated based on the weighted average number of member units issued and outstanding, 563,926 for the quarter ended March 31, 2005 and 570,916 for the quarter ended March 31, 2004.


See Review Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS

NOTE  11  -  EMPLOYEE  BENEFIT  PLANS

The Company has a defined contribution plan covering all eligible full-time employees of Performance Capital Management (the Plan Sponsor) who are currently employed by the Company and have completed six months of service from the time of enrollment. The Plan was established by the Plan Sponsor to provide retirement income for its employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

The Plan is a contributory plan whereby participants may contribute a percentage of pre-tax annual compensation as outlined in the Plan agreement and as limited by Federal statute. Participants may also contribute amounts representing distributions from other qualified defined benefit or contribution plans. The Plan Sponsor does not make matching contributions.

NOTE  12  -  SUBSEQUENT  EVENTS

On April 28, 2005, Matterhorn borrowed approximately $2.3 million under the Varde credit facility in connection with our purchase of a charged-off loan portfolio. This obligation has a two year term expiring in April 2007 and bears interest at a rate of 12% per annum.


See Review Report of Independent Registered Public Accounting Firm.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB, and specifically in "Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "expects," "may," "will," "intends," "should," "plan," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by Performance Capital Management, LLC. You should not place undue reliance on forward-looking statements due to their inherent uncertainty. Forward-looking statements involve risks and uncertainties. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this report on Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes and the other financial information appearing elsewhere in this report and with the financial information contained in our Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.


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

We earn revenues from collecting our portfolios and from selling our portfolios or portions of our portfolios. We recognize gross revenue when we collect an account and when we sell a portfolio or a portion of it. On our statement of operations we reduce our total revenues by the cost basis recovery of our portfolios to arrive at net revenue. For collections, we reduce the cost basis of the portfolio dollar-for-dollar until we have completely recovered the cost basis of the portfolio. When we sell a portfolio or a portion of it, to the extent of remaining cost basis for the portfolio, we reduce the cost basis of the portfolio by a percentage of the original portfolio cost.

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

Our statement of operations generally will report proportionately low net revenues in periods that have substantial collections of recently purchased portfolios, due to the "front-loaded" cost basis recovery associated with new portfolios. As a result, during times of rapid growth in our portfolio purchases (and probably for several quarters thereafter), our statement of operations will likely show a net loss. As purchases slow and more collections come from older portfolios whose cost bases have been completely recovered, our statement of operations will begin to report net income, assuming our portfolios perform over time as anticipated and we collect them in an efficient manner. For the foreseeable future, we intend to continue seeking new large dollar-volume portfolio purchases using our loan facility with Varde Investment Partners, L.P. ("Varde").

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


OPERATING  RESULTS

COMPARISON OF RESULTS FOR THE QUARTERS ENDED MARCH 31, 2005 AND 2004

The following discussion compares our results for the quarter ended March 31, 2005, to the quarter ended March 31, 2004. We had a net loss of approximately $363,000 for the quarter ended March 31, 2005, as compared to net income of approximately $659,000 for the quarter ended March 31, 2004. Our operating activities used cash of $1.5 million in the quarter ended March 31, 2005, as compared to providing cash of $1.3 million in the quarter ended March 31, 2004.

Revenue
-------

Our net revenues decreased to $1.6 million for the quarter ended March 31, 2005, from $2.4 million for the quarter ended March 31, 2004. The following table presents a comparison of the components of our revenues for the quarter ended March 31, 2005, to the quarter ended March 31, 2004, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                Total                   Collections                 Sales
                        ------------------------  ------------------------  -----------------------
                            For the Quarter           For the Quarter           For the Quarter
                            Ended March 31,           Ended March 31,           Ended March 31,
                           2005         2004         2005         2004         2005        2004
                        -----------  -----------  -----------  -----------  ----------  -----------
                            ($in millions)             ($in millions)            ($in millions)
Total revenues          $      3.2   $      4.2   $      3.2   $      2.4   $      ---  $      1.8
Less basis recovery           (1.6)        (1.8)        (1.6)        (0.8)         ---        (1.0)
                        -----------  -----------  -----------  -----------  ----------  -----------
Net revenues            $      1.6   $      2.4   $      1.6   $      1.6   $      ---  $      0.8
                        ===========  ===========  ===========  ===========  ==========  ===========
Net revenue percentage        51.1%        56.9%        51.1%        67.7          N/A        42.0%

Portfolio collections provided all of our revenues in the quarter ended March 31, 2005 and most of our total revenues in the quarter ended March 31, 2004. Our total revenues from portfolio collections increased substantially due to collections from recently purchased portfolios and increased efficiency in collection procedures for both recently purchased and older portfolios. Our net revenues from portfolio collections stayed about the same, but the percentage of net revenues to total revenues declined significantly. These results reflect the fact that recently purchased portfolios (which provide no net revenues because of front-loaded cost basis recovery) provided a substantial portion of our increased total collection revenues. During 2004, we acquired $5.3 million of new portfolios (net of portions of portfolios we promptly resold). In the first quarter of 2005 we acquired $2.5 million of new portfolios, net of returns of contractually ineligible accounts improperly included in previous portfolio acquisitions. We have seen our total revenue from collections increase as we begin to exploit the large purchases we made in 2004 and continue making in 2005. We expect to continue to have strong total collection revenue as we collect these recent portfolio purchases. The cost basis recovery associated with collecting these 2004 portfolios, combined with the portfolios that we have already acquired in 2005 and additional portfolios we plan to acquire in 2005, could continue to offset the increase in net revenue percentage we would otherwise expect our 2002 and 2003 portfolios (whose cost bases we have completely recovered) to generate and actually result in a further decline in our net revenue percentage.

Both our total and net revenues from portfolio sales showed dramatic decreases. As part of our program to emphasize efforts to continue to collect some of our older portfolios, we identified a substantial number of older portfolios whose collection lives, from our perspective, have run their course. We identified these portfolios as candidates for sale and were able to sell a number of them in the first quarter of 2004 on terms we considered acceptable. No similar sales were made in the first quarter of 2005. We may engage in further sales if we believe market conditions are acceptable. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

Our net loss of $363,000 for the first quarter 2005 is primarily attributable to the large increase in portfolio cost basis recovery resulting from the collection of recently purchased portfolios and to the lack of older portfolio sales during the quarter. Our net income of $659,000 for the quarter ended March 31, 2004, was essentially due to the $748,000 of net revenues we derived from older portfolio sales. Without this large volume of sales, we would have essentially had a break-even quarter in the first quarter 2004.

Operating  Expenses
-------------------

Our total operating costs and expenses increased to $1.9 million for the quarter ended March 31, 2005, from $1.7 million for the quarter ended March 31, 2004. Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, decreased to 60.3% for the quarter ended March 31, 2005, from 70.9% for the quarter ended March 31, 2004. We accomplished this efficiency improvement by increasing total collection revenues while leveraging the fixed costs of our existing infrastructure and by decreasing the variable costs required to collect each dollar of revenue. We plan to continue improving this efficiency measure, both by continuing to increase total revenues (while holding infrastructure costs down) and by continuing to reduce variable costs required to collect each dollar of revenue. We intend to continue monitoring the magnitude of the change in the margin by which our total collection revenues exceed our operating costs and expenses relative to the principal and interest we pay to Varde under the credit facility to ensure that the Varde facility provides additional liquidity to us and does not become the source of a cash crunch.

Our general and administration expenses increased to $761,000 for the quarter ended March 31, 2005, from $577,000 for the quarter ended March 31, 2004. This increase was due primarily to an increase in utilization of third party collection agencies, an increase in other collection expenses related to the increased volume of collections made possible by the increase in new portfolio purchases, and an increase in legal and accounting expenses. Our salaries and benefits expenses remained relatively stable at $1.1 million for the quarters ended March 31, 2005 and 2004. Our headcount has remained relatively stable, although we still experience significant employee turnover among our collectors. We expect our operating expenses to increase somewhat in 2005 as we increase the volume of accounts we collect, but we expect increases in total revenues to outpace any material increases in costs associated with our collection efforts.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our cash and cash equivalents decreased $267,000 in the first quarter of 2005 to a balance of $1.8 million at March 31, 2005. During the quarter ended March 31, 2005, our portfolio collections generated $3.2 million of cash, we borrowed $1.7 million, and we used $1.9 million for operating and other activities, $2.5 million to purchase new portfolios (net of returns), $165,000 for distributions to unit holders and $337,000 to repay loans payable.

The large cost basis recovery associated with the recent rapid growth in our portfolios has made it difficult to achieve results consistent with our business plan: to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios, pay our collecting and operating costs and still have a profit. Our cost basis recovery of $1.6 million plus our operating and other expenses of $1.9 million exceeded our total revenues from collections of $3.2 million by $274,000. We used some of the revenue and borrowed $1.7 million to purchase approximately $2.5 million of new portfolios (net of returns) during the quarter. On a cash basis, our $267,000 decrease in cash was due to the sum of our cash expenses of $1.9 million, total portfolio purchases of $2.7 million, loan repayments of $337,000 and distributions of $165,000 exceeding the sum of our cash collections of $3.2 million and borrowings of $1.7 million.

During 2004 and the beginning of 2005, we believe we have continued to improve the balance between our new and old portfolios. In addition, we believe that our procedures to ensure that our collectors continue to focus collection efforts on older portfolios that still have returns to yield, rather than focusing just on the most recently acquired portfolios, continue to show results. We have used our dialer to ensure that our collectors continue to focus on portfolios other than those we have most recently acquired. By monitoring the results of calls originated through our dialer, we identified portfolios that required more cost to collect than others. Particularly where we had worked to collect these portfolios over an extended period of time, we determined that some of our portfolios' collection lives had run their course from our perspective. We sold a number of older portfolios identified by this process in 2004. We believe this process of constantly evaluating portfolio returns against costs of collection should continue to improve the balance between our new and old portfolios.
Current plans for 2005 do not call for the sale of a large number of older portfolios, but we may engage in further sales if we believe market conditions are acceptable.

During 2004, we simultaneously addressed two objectives: (1) to increase the volume of portfolios available for collection in order to capitalize on infrastructure capacity and (2) to improve cash liquidity. Of the $7.4 million of portfolios we purchased in 2004, we retained $5.3 million to collect (we promptly resold the other $2.1 million). During the first quarter of 2005, we purchased $2.5 million of portfolios (net of returns). These purchases enabled us to reverse a trend in 2003 of steadily declining portfolio cost basis, which had resulted from our difficulty in finding portfolios available for purchase at prices we considered reasonable. Because of the improvement in the volume of portfolios available for collection, we expect to add collection personnel to capitalize on our infrastructure capacity, with increased total revenues from collections outpacing increased costs associated with added headcount and increased collection activity. We purchased approximately $3.0 million of additional portfolios during April 2005. Whether we continue to acquire portfolios at the pace of the first four months of 2005 will depend on our assessment of market conditions, as well as the amount of liquid cash and other financial resources available to us.

Our portfolios provide our principal long-term source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. Our estimate of the fair value of our portfolios at March 31, 2005, increased $2.4 million to $21.6 million from $19.2 million at December 31, 2004. At the same time, the cost basis of our portfolios increased to $3.9 million at March 31, 2005, from $3.0 million at December 31, 2004.

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

Our estimate of fair value and our portfolio cost basis increased due in part to the large portfolio purchases we made in 2004 and 2005, and fair value also increased because we believe recently purchased portfolios will provide better collection ratios than some of the older portfolios we inherited from our PAM Fund predecessors, because newly acquired portfolios generally provide an increase in fair value substantially greater than the increase in cost basis recorded on our balance sheet and because improved collection procedures have extended the collection lives of some of our older portfolios. We believe the fair value of our portfolios will continue to increase in the near term as we acquire new portfolios. We believe our portfolio cost basis will also increase in the near term because we can use the Varde credit facility as well as reinvest some cash proceeds from collections into the purchase of new portfolios. Long-term growth in portfolio cost basis will depend on whether market conditions continue to permit us to purchase portfolios at reasonable prices and on our financial resources.

We used a discount rate of 20% to determine the fair values of our portfolios at March 31, 2005, and December 31, 2004. The following table sets forth alternative estimates of fair value if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

                                             March 31, 2005   December 31, 2004
                                             ---------------  ------------------
Higher collection risk (25% discount rate)   $  20.1 million  $     17.9 million
Assumed collection risk (20% discount rate)  $  21.6 million  $     19.2 million
Lower collection risk (15% discount rate)    $  23.4 million  $     20.8 million

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

In the near term we plan to use some of our cash collections representing cost basis recovery to make distributions to our members and interest holders. Ultimately we plan to generate cash in excess of our collection and operating costs and our cost basis recovery and to use some of the excess cash to make distributions to our members and interest holders. Beginning in April 2003, we began making quarterly distributions. During 2004, we made distributions totaling $674,000. We made distributions of $165,000 in each of January 2005 and April 2005 relating to quarters ended December 31, 2004 and March 31, 2005, respectively.

Our agreement with Varde provides us with a source of capital to purchase new portfolios. The agreement provides up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. It is unlikely that we will ever have outstanding indebtedness approaching the full $25 million at any one time, due to the cumulative nature of the facility. At March 31, 2005, Matterhorn owed $2.8 million under the facility in connection with purchases of certain charged-off loan portfolios. Under the credit facility, Varde has a first priority security interest in Matterhorn's assets. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of $3.2 million at March 31, 2005. The loan advances have minimum payment threshold points with terms of two years and bear interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from August 2006 to February 2007. Once all funds (including those invested by us) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing costs have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde's loan is repaid (i.e., after the funds invested by us are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full.

The amount of remaining available credit under the facility at March 31, 2005 was $21.6 million. Matterhorn has borrowed a total of $3.4 million, with $2.8 million outstanding at March 31, 2005. Matterhorn borrowed an additional $2.3 million on April 28, 2005. There can be no assurance that Varde will advance any new money under the facility, because in each instance Varde must approve of the portfolio(s) we propose to acquire and the terms of the acquisition. We do not have any plans to raise equity capital. Based on our cash position and current financial resources, and assuming our operating results continue to increase at projected levels, we believe we have adequate capital resources to continue our business as presently conducted for the foreseeable future. We plan to continue to use the Varde credit facility to maximize the return on our infrastructure and to continue to reduce variable costs required to collect each dollar of revenue. We will continue to consider other alternatives to increase the volume of accounts we service other than through new portfolio acquisitions using only our cash resources, however, if the economic returns to us seem reasonable.

We do not have any contractual commitments to make capital expenditures, and we have not budgeted any capital expenditures for the coming year. We may from time to time acquire capital assets on an as needed basis. Our most significant capital assets are our dialer and our telephone switch, which we do not anticipate having to replace within the next year.


ITEM  3.  CONTROLS  AND  PROCEDURES

In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and our Accounting Manager, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, may be detected. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of March 31, 2005, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As noted below, however, we previously identified a weakness in our disclosure controls and procedures that existed during the period ended September 30, 2004.

During the process of evaluating and testing the effectiveness of our disclosure controls and procedures for the period ended September 30, 2004, management identified a potential deficiency involving the Company's failure to timely disclose an event that was reportable under new Form 8-K Item 2.03. Disclosure of this event was included in our Form 10-QSB for the quarter ended September 30, 2004, under Part II, Item 5. Since identifying this potential deficiency, management has begun to monitor this potential deficiency in order to determine whether any further mitigating controls are necessary. We filed a current report on Form 8-K Item 2.03 one day late during the fourth quarter, on December 29, 2004, for a closing under the Varde credit facility that occurred on December 21, 2004. Our most recent closings under the Varde credit facility occurred on February 25, 2005 and April 28, 2005, and we timely filed current reports on Form 8-K Item 2.03 on March 2, 2005 and April 29, 2005, respectively. We intend to continue monitoring the reporting of closings under the Varde credit facility to ensure that related filings are made on a timely basis.

There has been no change in our internal controls over financial reporting that occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

We have not purchased any LLC Units from our members since February 4, 2002, our inception. We concluded a procedure authorized by our plan of reorganization to eliminate the interests of members we have not been able to locate. At December 31, 2004, the Company cancelled 7,055 LLC Units and took back approximately $152,000 of related unclaimed distributions under the procedure authorized in the reorganization plan. The $152,000 of unclaimed distributions was treated as an addition to Members' Equity. The total amount of abandoned unreturned capital relating to the 7,055 LLC Units was $457,318. During the first quarter of 2005 a member with 65 LLC Units was reinstated. These 65 LLC Units had been considered returned voluntarily with the 634 LLC Units surrendered in 2003. It was determined that this was done in error.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
------------------------------------------------------------------------------------------------------------
 2.1     Joint Chapter 11 Plan of Reorganization Proposed by Chapter 11 Trustee and the Official Committee
         of Equity Security Holders effective February 4, 2002 (1)

 2.2     First Amended Disclosure Statement Describing Joint Chapter 11 Plan Proposed by Chapter 11
         Trustee and the Official Committee of Equity Security Holders approved on October 12, 2001 (1)

 3.1     Performance Capital Management, LLC Articles of Organization (1)


EXHIBIT
NUMBER   DESCRIPTION
------------------------------------------------------------------------------------------------------------
 3.2     Operating Agreement for Performance Capital Management, LLC (1)

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

(b)  REPORTS  ON  FORM  8-K

On March 2, 2005, we filed a report on Form 8-K dated February 25, 2005, containing disclosure under Item 2.03 pertaining to a material borrowing under our credit facility with Varde.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PERFORMANCE CAPITAL MANAGEMENT, LLC



  May 13, 2005                         By:   /s/  David J. Caldwell
--------------                            --------------------------------------
    (Date)                                   Name:  David J. Caldwell
                                              Its:  Chief Operations Officer

                                         EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
------------------------------------------------------------------------------------------------------------
 2.1     Joint Chapter 11 Plan of Reorganization Proposed by Chapter 11 Trustee and the Official Committee
         of Equity Security Holders effective February 4, 2002 (1)

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