Form 10QSB
period 2005-06-30
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2005-08-15
CIK 1221170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   June 30, 2005
                                         -----------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from__________ to __________

          Commission file number:    0 - 50235
                                  ---------------


                         PERFORMANCE CAPITAL MANAGEMENT, LLC
                         -----------------------------------
        (Exact name of small business issuer as specified in its charter)

               California                           03-0375751
         ------------------------           --------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2005, the issuer had 563,926 LLC Units issued and outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                  PERFORMANCE CAPITAL MANAGEMENT, LLC

                                                INDEX TO
                                    QUARTERLY REPORT ON FORM 10-QSB
                                  FOR THE QUARTER ENDED JUNE 30, 2005


PART I - FINANCIAL INFORMATION                                                                     PAGE
Item 1    Consolidated Financial Statements

          Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . . . . . . .  1

          Consolidated Balance Sheets as of June 30, 2005 (unaudited) and
          December 31, 2004 (audited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

          Consolidated Statements of Operations for the quarters and six months ended
          June 30, 2005 and 2004 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

          Consolidated Statements of Members' Equity for the six months ended
          June 30, 2005 (unaudited) and the year ended December 31, 2004 (audited) . . . . . . . . .  4

          Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and
          2004 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

          Condensed Notes to the Consolidated Financial Statements (unaudited) . . . . . . . . . . .  6

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations. . . 15

Item 3    Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

PART II - OTHER INFORMATION

Item 2    Changes in Securities and Small Business Issuer Purchases of Equity Securities . . . . . . 24

Item 4    Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . 24

Item 6    Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

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

ITEM 1.  FINANCIAL STATEMENTS


[MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To  the  Board  of  Directors
Performance  Capital  Management,  LLC
Anaheim,  California

We have reviewed the accompanying consolidated balance sheet of Performance Capital Management, LLC, as of June 30, 2005, and the related consolidated statements of operations for the quarters and six months ended June 30, 2005 and 2004, and statements of members' equity and cash flows for the six months ended June 30, 2005 and 2004. All information included in these consolidated financial statements is the representation of the management of Performance Capital Management, LLC.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Performance Capital Management, LLC as of December 31, 2004, and the related consolidated statements of operations, members' equity and cash flows for the year ended December 31, 2004 (not presented herein); and in our report dated March 9, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Moore Stephens Wurth Frazer And Torbet, LLP


July 29, 2005
Orange, California

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004


                                                                   December 31,
                                                  June 30, 2005        2004
                                                   (unaudited)      (audited)
                                                 ---------------  ---------------
                                      ASSETS
                                      ------

  Cash and cash equivalents                      $     1,466,756  $     1,920,155
  Restricted cash                                        521,594          122,205
  Other receivables                                       61,720           31,494
  Purchased loan portfolios, net                       5,472,887        2,991,642
  Property and equipment, net                            189,987          254,808
  Deposits                                                57,746           56,588
  Prepaid expenses and other assets                      123,816           86,063
                                                 ---------------  ---------------

      Total assets                               $     7,894,506  $     5,462,955
                                                 ===============  ===============


                           LIABILITIES AND MEMBERS' EQUITY
                           -------------------------------

LIABILITIES:
  Accounts payable                               $        68,527  $        59,275
  Accrued liabilities                                    480,313          373,924
  Accrued interest                                        41,599            8,075
  Notes payable                                        4,159,895        1,417,043
  Income taxes payable                                    16,000           18,290
                                                 ---------------  ---------------
    Total liabilities                                  4,766,334        1,876,607

COMMITMENTS AND CONTINGENCIES                                  -                -

MEMBERS' EQUITY                                        3,128,172        3,586,348
                                                 ---------------  ---------------

      Total liabilities and members' equity      $     7,894,506  $     5,462,955
                                                 ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

                                 PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                            For the quarter    For the quarter      For the six        For the six
                                                 ended              ended          months ended       months ended
                                             June 30, 2005      June 30, 2004      June 30, 2005      June 30, 2004
                                              (unaudited)        (unaudited)        (unaudited)        (unaudited)
                                           -----------------  -----------------  -----------------  -----------------
REVENUES:
  Portfolio collections                    $      3,420,980   $      2,273,717   $      6,609,187   $      4,725,087
  Portfolio sales                                   506,009            975,393            506,009          2,757,457
                                           -----------------  -----------------  -----------------  -----------------
    Total revenues                                3,926,989          3,249,110          7,115,196          7,482,544
  Less portfolio basis recovery                   1,711,289          1,402,401          3,271,420          3,228,628
                                           -----------------  -----------------  -----------------  -----------------

NET REVENUES                                      2,215,700          1,846,709          3,843,776          4,253,916
                                           -----------------  -----------------  -----------------  -----------------

OPERATING COSTS AND EXPENSES:
  Salaries and benefits                           1,032,848            975,742          2,150,564          2,090,202
  General and administrative                        793,232            640,581          1,554,319          1,217,951
  Depreciation                                       42,160             44,185             84,993             89,358
                                           -----------------  -----------------  -----------------  -----------------
    Total operating costs and expenses            1,868,240          1,660,508          3,789,876          3,397,511
                                           -----------------  -----------------  -----------------  -----------------

INCOME FROM OPERATIONS                              347,480            186,201             53,900            856,405
                                           -----------------  -----------------  -----------------  -----------------

OTHER INCOME (EXPENSE):
  Interest  expense                                (115,136)                 -           (171,593)                 -
  Reorganization costs                                 (250)           (26,166)              (440)           (35,003)
  Interest income                                     1,596              3,192              4,991              5,583
  Other income (expense)                                445             22,197              2,114             29,214
                                           -----------------  -----------------  -----------------  -----------------
    Total other expense, net                       (113,345)              (777)          (164,928)              (206)
                                           -----------------  -----------------  -----------------  -----------------

INCOME (LOSS) BEFORE INCOME TAX
  PROVISION                                         234,115            185,424           (111,028)           856,199

INCOME TAX PROVISION                                      0              5,790             17,600             17,390
                                           -----------------  -----------------  -----------------  -----------------

NET INCOME (LOSS)                          $        234,115   $        179,634   $       (128,628)  $        838,809
                                           =================  =================  =================  =================

NET INCOME (LOSS) PER MEMBER
  UNIT - BASIC AND DILUTED                 $            .42   $            .31   $           (.23)  $           1.47
                                           =================  =================  =================  =================

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

                              PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                                                                                    Total
                                        Member      Unreturned      Abandoned     Accumulated     Members'
                                        Units         Capital        Capital        Deficit        Equity
                                     ------------  -------------  -------------  -------------  -------------
Balance, December 31, 2003               570,916   $ 25,612,977   $     31,926   $(22,327,145)  $  3,317,758

Distributions to investors                     -       (327,001)             -              -       (327,001)

Net income                                     -              -              -        838,809        838,809
                                     ------------  -------------  -------------  -------------  -------------

Balance, June 30, 2004                   570,916     25,285,976         31,926    (21,488,336)     3,829,566

Distributions to investors                             (346,571)             -              -       (346,571)

Distributions forfeited                                 151,555                                      151,555

Cancellation of investor units            (7,055)      (457,318)       457,318              -              -

Net loss                                       -              -              -        (48,202)       (48,202)
                                     ------------  -------------  -------------  -------------  -------------

Balance, December 31, 2004               563,861     24,633,642        489,244    (21,536,538)     3,586,348

Reinstatement of Units to Investors           65          3,503         (3,503)

Distributions to investors                             (329,548)             -              -       (329,548)

Net loss                                                      -              -       (128,628)      (128,628)
                                     ------------  -------------  -------------  -------------  -------------

Balance, June 30, 2005                   563,926   $ 24,307,597   $    485,741   $(21,665,166)  $  3,128,172
                                     ============  =============  =============  =============  =============

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

                         PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the six      For the six
                                                                   months ended     months ended
                                                                   June 30, 2005    June 30, 2004
                                                                    (unaudited)      (unaudited)
                                                                  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $     (128,628)  $      838,809
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation                                                        84,993           89,358
    (Increase) decrease in assets:
      Other receivables                                                  (30,226)           8,162
      Prepaid expenses and other assets                                  (38,911)          29,410
      Loan portfolios                                                 (2,481,245)         607,176
    Increase (decrease) in liabilities:
      Accounts payable                                                     9,252            8,964
      Accrued liabilities                                                106,389           52,561
      Accrued interest                                                    33,524                -
      Income taxes payable                                                (2,290)               -
                                                                  ---------------  ---------------
            Net cash provided by (used in) operating activities       (2,447,142)       1,634,440
                                                                  ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                    (20,172)         (20,144)
                                                                  ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan proceeds from borrowing                                         3,975,022                -
  Repayment of loans                                                  (1,232,170)               -
  Distributions to investors                                            (329,548)        (327,001)
                                                                  ---------------  ---------------
            Net cash provided by (used in) financing activities        2,413,304         (327,001)
                                                                  ---------------  ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (54,010)       1,287,295

CASH AND CASH EQUIVALENTS, beginning of period                         2,042,360        1,029,397
                                                                  ---------------  ---------------

CASH AND CASH EQUIVALENTS, end of period                          $    1,988,350   $    2,316,692
                                                                  ===============  ===============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Income taxes paid                                               $       19,890   $       17,390
                                                                  ===============  ===============

  Interest paid                                                   $      138,070   $            -
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
                                 =============  ===================

The following is a summary of the ownership interest of PCM LLC as of June 30, 2005:

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

The combination of the Partnerships and PCM INC is summarized as follows (in thousands):

                                   PAM      PAMII     PAMIII    PAMIV      PAMV     PCM INC     Total
                                 ----------------------------------------------------------------------
Sale of Limited
  Partnership Units              $ 5,205   $ 7,670   $ 9,990   $28,595   $ 5,965   $      -   $ 57,425

Distributions
  to Investors                    (3,704)   (4,137)   (3,719)   (6,920)     (829)         -    (19,309)
                                 ----------------------------------------------------------------------

Unreturned Capital                 1,501     3,533     6,271    21,675     5,136          -     38,116

Accumulated Deficit                 (288)   (1,333)   (2,424)   (9,330)   (2,561)    (2,302)   (18,238)
                                 ----------------------------------------------------------------------

Cash and Net Assets
  Transferred to PCM LLC         $ 1,213   $ 2,200   $ 3,847   $12,345   $ 2,575   $ (2,302)    19,878
                                 ===========================================================

2002 Distribution to Investors                                                                 (12,000)

Net Loss For The Year Ended
  December 31, 2002                                                                             (2,999)
                                                                                            -----------
Members' Equity PCM, LLC
  at December 31, 2002                                                                           4,879

2003 Distributions to Investors                                                                   (472)

Net Loss For The Year
  Ended December 31, 2003                                                                       (1,089)
                                                                                            -----------

Members' Equity PCM, LLC
  at December 31, 2003                                                                           3,318

2004 Distributions to Investors                                                                   (327)

Net Income For The Period
  Ended June 30, 2004                                                                              839
                                                                                            -----------

Members' Equity PCM, LLC
  at June 30, 2004                                                                               3,830

2004 Distributions to Investors                                                                   (347)

Distributions forfeited                                                                            152

Net Loss For The Period
  Ended December 31, 2004                                                                          (49)
                                                                                            -----------

Members' Equity PCM, LLC
  at December 31, 2004                                                                           3,586

2005 Distributions to Investors                                                                   (329)

Net Loss For The Period
  Ended June 30, 2005                                                                             (129)

                                                                                            -----------
Members' Equity PCM, LLC
  at June 30, 2005                                                                            $  3,128
                                                                                            ===========


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

Wholly-owned Subsidiary
-----------------------

In July, 2004, the Company completed a credit facility (effective June 10, 2004) with Varde Investment Partners, L.P. ("Varde"), a participant in the debt collection industry, to augment portfolio purchasing capacity using capital provided by Varde. To implement the agreement, PCM LLC created a wholly-owned subsidiary, Matterhorn. The facility provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. Varde is not under any obligation to make a loan to Matterhorn and Varde must agree on the terms for each specific advance under the loan facility. Under the terms of the facility, Varde will receive both interest and a residual amount of any profits on the portfolios acquired with a loan. Portfolios purchased using the facility are owned by PCM LLC's subsidiary, Matterhorn. Varde has a first priority security interest in Matterhorn's assets securing repayment of its loans.

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

Cash and Cash Equivalents
-------------------------

The Company defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $1.6 million as of June 30, 2005. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

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

Members' Equity
---------------

Members' equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of June 30, 2005, PCM LLC had 540,204 voting LLC units (540,139 LLC units as of December 31, 2004) and 23,722 non-voting LLC units (23,722 LLC units as of December 31, 2004). Abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC's plan of reorganization to eliminate the interests of members the Company has not been able to locate. At December 31, 2004, the Company cancelled 7,055 member units and took back approximately $152,000 of related unclaimed distributions under the procedure authorized in the reorganization plan. The $152,000 of unclaimed distributions was treated as an addition to Members' Equity. The total amount of abandoned unreturned capital relating to the 7,055 member units was $457,318. During the first quarter of 2005, a member with 65 units was reinstated. These 65 units had been considered returned voluntarily with the 634 member units surrendered in 2003. It was determined that this was done in error.

NOTE  4  -  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of June 30, 2005 and December 31, 2004 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate their fair values. The fair value of purchased loan portfolios was determined based on both market pricing and discounted expected cash flows. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The expected cash flows used to determine fair value exclude any residual interest in collections that may be due to a third party. The discount rate utilized at June 30, 2005 and December 31, 2004 was 20%. The estimated fair value of loan portfolios was $24.3 million and $19.2 million at June 30, 2005 and December 31, 2004, respectively. Included in the preceding fair value is $9.5 million and $3.8 million at June 30, 2005 and December 31, 2004, respectively, that has been purchased utilizing the credit facility with Varde (see Note 8 for further discussion).

NOTE  5  -  PURCHASED LOAN PORTFOLIOS

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at June 30, 2005 and December 31, 2004 totaled approximately $677 million and $641 million, respectively.

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


See Review Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PURCHASED LOAN PORTFOLIOS (CONTINUED)
The carrying amount of loans included in the accompanying balance sheets are as follows:

                                       As of            As of
                                   June 30, 2005    Dec. 31, 2004
                                  ---------------  ---------------
Unrecovered cost balance,
  beginning of period             $    3,003,642   $    7,619,515
Valuation allowance,
  beginning of period                    (12,000)      (5,538,019)
                                  ---------------  ---------------
Net balance, beginning of period       2,991,642        2,081,496
Net portfolio activity                 2,481,245          910,146
                                  ---------------  ---------------
Net balance, end of period        $    5,472,887   $    2,991,642
                                  ===============  ===============

The activity in the loan portfolios in the accompanying financial statements is as follows:

                                       Quarter          Quarter         Six Months       Six Months
                                        Ended            Ended            Ended            Ended
                                    June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                   ---------------  ---------------  ---------------  ---------------
Purchased loan portfolios- net     $    3,302,438   $    1,301,455   $    5,752,665   $    2,621,452
Collections on loan portfolios         (3,420,980)      (2,273,717)      (6,609,187)      (4,725,087)
Sales of loan portfolios                 (506,009)        (975,393)        (506,009)      (2,757,457)
Revenue recognized on collections       1,945,316        1,640,905        3,573,392        3,300,525
Revenue recognized on sales               316,725          205,804          316,725          953,391
Increase in valuation allowance
due to portfolio impairment               (46,341)               -          (46,341)               -
                                   ---------------  ---------------  ---------------  ---------------
Net portfolio activity             $    1,591,149   $     (100,946)  $    2,481,245   $     (607,176)
                                   ===============  ===============  ===============  ===============

The valuation allowance related to the loan portfolios had a balance of $58,341 at June 30, 2005 and $12,000 at December 31, 2004.

NOTE  6  -  OTHER RECEIVABLES

Other receivables consist of collections on portfolios received by third party collection agencies.

NOTE  7  -  PROPERTY AND EQUIPMENT

Property and equipment is as follows:

                                    As of           As of
                                June 30, 2005   Dec. 31, 2004
                                --------------  --------------
Office furniture and equipment  $      284,171  $      284,171
Computer equipment                     514,395         494,223
Leasehold improvements                  36,982          36,982
                                --------------  --------------
  Totals                               835,548         815,376
Less accumulated depreciation          645,561         560,568
                                --------------  --------------
  Property and equipment, net   $      189,987  $      254,808
                                ==============  ==============

Depreciation expense for the quarters ended June 30, 2005 and 2004 amounted to $42,160 and $44,185, respectively.


See Review Report of Independent Registered Public Accounting Firm.

              PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8  -  NOTES  PAYABLE

The Company has entered into an agreement for a credit facility with Varde that provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. At June 30, 2005, PCM LLC's wholly-owned subsidiary Matterhorn owed approximately $4.2 million under the facility in connection with its purchase of certain charged-off loan portfolios. The total amount borrowed through June 30, 2005 is approximately $5.7 million. Each advance has minimum payment threshold points. Each advance has a term of two years and bears interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from August 2006 to April 2007, with the approximate following principal payments due:

               Year Ending
                June 30,
               -----------
                   2006        $ 1.3  million
                   2007        $ 2.9  million

Once all funds (including those invested by the Company) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing costs have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde's loan is repaid (i.e., after the funds invested by the Company are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. Varde has a first priority security interest in all the assets of Matterhorn, securing repayment of its loans and payment of its residual interest. PCM LLC, our parent operating company, has guarantied certain of Matterhorn's operational obligations under the loan documents. The amount of remaining available credit under the facility at June 30, 2005 was approximately $19.3 million. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of approximately $4.6 million at June 30, 2005.

NOTE  9  -  COMMITMENTS AND CONTINGENCIES

Lease Commitments
-----------------

The Company currently leases office space in Anaheim, California under a non-cancelable five year operating lease. Under the lease agreement, PCM LLC must pay a basic monthly rental charge plus a portion of the building's common area expenses.

Future minimum lease commitments as of June 30, 2005 are as follows:

               Year ending
                 June 30,
               -----------
                  2006         $ 318,000
                  2007         $ 132,000
               Thereafter              -

Rental expense for the three months ended June 30, 2005 and 2004 amounted to $81,977 and $79,210, respectively. Rent expense for the six months ended June 30, 2005 and 2004 amounted to $164,574 and $158,870, respectively. The Company is obligated under a five year equipment lease, expiring in 2009, for minimum payments of $4,800 per year.

NOTE  10  -  EARNINGS PER MEMBER UNIT

Basic and diluted earnings per member unit are calculated based on the weighted average number of member units issued and outstanding, 563,926 for the six months ended June 30, 2005 and 570,916 for the six months ended June 30, 2004.


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

We refer to the discounted present value of the actual amount of money that we believe a portfolio will ultimately produce as the "fair value" of the portfolio. If we conduct our business successfully, the aggregate fair value of our portfolios should be substantially greater than the aggregate cost basis of our portfolios presented on our balance sheet. We must make assumptions to determine fair value, the most significant of which are the magnitude and timing of future collections and the discount rate used to determine present value. The assumptions regarding future collections that we use to determine fair value exclude any residual interest in collections that may be due to a third party. Because of the inherent uncertainty associated with predicting future events, our determinations of fair value at any particular point in time are only estimates, and actual fair value could ultimately vary significantly from our estimate.

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

Our statement of operations generally will report proportionately low net revenues in periods that have substantial collections of recently purchased portfolios, due to the "front-loaded" cost basis recovery associated with new portfolios. As a result, during times of rapid growth in our portfolio purchases (and probably for several quarters thereafter), our statement of operations may show a net loss. As purchases slow and more collections come from older portfolios whose cost bases have been completely recovered, our statement of operations will begin to report net income, assuming our portfolios perform over time as anticipated and we collect them in an efficient manner. For the foreseeable future, we intend to continue seeking new large dollar-volume portfolio purchases using our loan facility with Varde Investment Partners, L.P. ("Varde").

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

OPERATING RESULTS

COMPARISON OF RESULTS FOR THE QUARTERS ENDED JUNE 30, 2005 AND 2004

The following discussion compares our results for the quarter ended June 30, 2005, to the quarter ended June 30, 2004. We generated net income of $234,000 for the quarter ended June 30, 2005, compared to net income of $180,000 for the quarter ended June 30, 2004. Our operating activities used cash of $967,000 in the quarter ended June 30, 2005, as compared to providing cash of $382,000 in the quarter ended June 30, 2004. This was due to a large extent to the portfolio purchases made in the second quarter 2005.

Revenue
-------

Our net revenues increased to $2.2 million for the quarter ended June 30, 2005, from $1.8 million for the quarter ended June 30, 2004. The following table presents a comparison of the components of our revenues for the quarter ended June 30, 2005, to the quarter ended June 30, 2004, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                    Total               Collections            Sales
                             --------------------   -------------------  --------------------
                               For the Quarter        For the Quarter     For the Quarter
                                Ended June 30,        Ended June 30,       Ended June 30,
                               2005       2004       2005       2004       2005       2004
                             ---------  ---------  ---------  ---------  ---------  ---------
                                ($ in millions)       ($ in millions)      ($ in millions)
     Total revenues          $    3.9   $   3.2    $    3.4   $   2.2    $    0.5   $    1.0
     Less basis recovery         (1.7)     (1.4)       (1.5)     (0.6)       (0.2)      (0.8)
                             ---------  ---------  ---------  ---------  ---------  ---------
     Net revenues            $    2.2   $   1.8    $    1.9   $   1.6    $    0.3   $    0.2
                             =========  =========  =========  =========  =========  =========

     Net Revenue Percentage      56.4%     56.8%       55.5%     72.2%       62.6%      21.1%

Portfolio collections continue to provide most of our total revenues. Our total revenues from portfolio collections increased by $1.2 million, substantially due to collections from recently purchased portfolios and increased efficiency in collection procedures for both recently purchased and older portfolios. An increase in collector headcount has also permitted us to exploit the increased volume of accounts we have available to collect. Our net revenues from portfolio collections increased by $258,000, but the percentage of net revenues to total revenues declined significantly. These results reflect the fact that recently purchased portfolios (which provide no net revenues because of front-loaded cost basis recovery) provided a substantial portion of our increased total collection revenues. During the six months ended June 30, 2005, we acquired approximately $5.8 million of new portfolios (net of returns). During 2004, we acquired $5.3 million of new portfolios (net of portions of portfolios we promptly resold). We expect to continue to have strong total collection revenue as we collect these recent portfolio purchases. The cost basis recovery associated with collecting recently purchased 2004 portfolios, combined with the portfolios that we have already acquired in 2005 and additional portfolios we plan to acquire in 2005, could continue to offset the increase in net revenue percentage we would otherwise expect our older portfolios (whose cost bases we have completely recovered) to generate and actually result in a further decline in our net revenue percentage.

Our total revenues from portfolio sales decreased to $506,000 for the quarter ended June 30, 2005, from $975,000 for the quarter ended June 30, 2004, while net sales revenue increased to $317,000 from $206,000. This change in sales net revenue percentage occurred in part because during the second quarter of 2005 we sold some of our older portfolios whose collection lives, from our perspective, have run their course. The second quarter of 2004 had a greater concentration of sales of newly acquired portfolios from which we do not generate a substantial amount of net revenues.

Our net income of $234,000 for the quarter ended June 30, 2005, was essentially due to the $317,000 of net revenues we derived from portfolio sales. Without these sales, we would have essentially had a loss in the second quarter 2005 of approximately $83,000.

Operating Expenses
------------------

Our total operating costs and expenses increased to $1.9 million for the quarter ended June 30, 2005, from $1.7 million for the quarter ended June 30, 2004, due primarily to the increase in collection costs associated with our increase in collection revenue. Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, decreased to 54.6% for the quarter ended June 30, 2005, from 73.0% for the quarter ended June 30, 2004. We accomplished this efficiency improvement through a three-part strategy: (1) increasing total collection revenues by exploiting the increased volume of accounts we have available to collect; (2) using our existing infrastructure to collect a greater dollar volume of accounts; and (3) continuing to reduce variable costs required to collect each dollar of revenue. We believe that our agreement with Varde, discussed in greater detail below, has played a significant role in enabling us to increase the volume of accounts we have available to collect. The increased revenues that result from collecting a greater volume of accounts have outpaced the increased variable costs associated with increased collector headcount and other collection costs. We plan to continue improving this efficiency measure, both by continuing to increase total revenues (while holding infrastructure costs down) and by continuing to reduce variable costs required to collect each dollar of revenue. We intend to continue monitoring the magnitude of the change in the margin by which our total collection revenues exceed our operating costs and expenses relative to the principal and interest we pay to Varde under the credit facility to ensure that the Varde facility provides additional liquidity to us and does not result in loan payments that will deplete our cash balances.

Our general and administrative expenses increased to $793,000 for the quarter ended June 30, 2005, from approximately $641,000 for the quarter ended June 30, 2004, due principally to collection expenses associated with the increase in collection revenues. Our salaries and benefits expenses increased by approximately $57,000 due principally to increased collector headcount and administrative payroll. Our operating expenses may continue to increase somewhat in 2005 as we increase the volume of accounts we collect, but we expect increases in total revenues to continue to outpace any material increases in costs associated with our collection efforts.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

The following discussion compares our results for the six months ended June 30, 2005, to the six months ended June 30, 2004. We incurred a net loss of $129,000 for the six months ended June 30, 2005, compared to net income of $839,000 for the six months ended June 30, 2004. Our operating activities used cash of $2.5 million for the six months ended June 30, 2005, as compared to providing cash of $1.6 million for the same period in 2004.

Revenue
-------

Our net revenues decreased to $3.8 million for the six months ended June 30, 2005, from $4.3 million for the six months ended June 30, 2004. The following table presents a comparison of the components of our revenues for the six months ended June 30, 2005 and 2004, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                     Total              Collections             Sales
                             --------------------  --------------------  --------------------
                              For the Six Months     For the Six Months   For the Six Months
                                Ended June 30,         Ended June 30,        Ended June 30,
                                2005      2004        2005      2004        2005      2004
                             ---------  ---------  ---------  ---------  ---------  ---------
                                ($ in millions)       ($ in millions)       ($ in millions)
     Total revenues          $    7.1   $    7.5   $    6.6   $    4.7   $    0.5   $    2.8
     Less basis recovery         (3.3)      (3.2)      (3.1)      (1.4)      (0.2)      (1.8)
                             ---------  ---------  ---------  ---------  ---------  ---------
     Net revenues            $    3.8   $    4.3   $    3.5   $    3.3   $    0.3   $    1.0
                             =========  =========  =========  =========  =========  =========

     Net Revenue Percentage      54.0%      56.9%      53.4%      69.9%      62.6%      34.6%

Portfolio collections provided 92.9% of our total revenues for the six months ended June 30, 2005, and 63.1% for the same period in 2004. Our total revenues from portfolio collections increased by $1.9 million substantially due to collections from recently purchased portfolios and increased efficiency in collection procedures for both recently purchased and older portfolios. An increase in collector headcount has also permitted us to exploit the increased volume of accounts we have available to collect. Our net revenues from portfolio collections increased by $227,000, but the percentage of net revenues to total revenues declined significantly. These results reflect the fact that recently purchased portfolios (which provide no net revenues because of front-loaded cost basis recovery) provided a substantial portion of our increased total collection revenues. During the six months ended June 30, 2005, we acquired $5.8 million of new portfolios (net of returns). During 2004, we acquired $5.3 million of new portfolios (net of portions of portfolios we promptly resold). We expect to continue to have strong total collection revenue as we collect these recent portfolio purchases. The cost basis recovery associated with collecting recently purchased 2004 portfolios, combined with the portfolios that we have already acquired in 2005 and additional portfolios we plan to acquire in 2005, could continue to offset the increase in net revenue percentage we would otherwise expect our older portfolios (whose cost bases we have completely recovered) to generate and actually result in a further decline in our net revenue percentage.

Both our total and net revenues from portfolio sales showed dramatic decreases. As part of our program to emphasize efforts to continue to collect some of our older portfolios, we identified a substantial number of older portfolios whose collection lives, from our perspective, have run their course. We identified these portfolios as candidates for sale and were able to sell a number of them in the first six months of 2004 on terms we considered acceptable. We engaged in further sales of such portfolios in the second quarter of 2005, but not nearly at the magnitude of the sales during the first six months of 2004. We may engage in further sales of such portfolios if we believe market conditions are acceptable, but we do not believe any such sales would approach the magnitude of sales from 2004. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales. During the six months ended June 30, 2004, the prompt resale of portions of portfolios we purchased provided approximately $1.1 million of our $2.8 million of total revenues from portfolio sales. The prompt resale of portions of portfolios we purchased during the first six months of 2005 did not provide material total or net revenues. We anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

Our net loss of $129,000 for the six months ended June 30, 2005, compares unfavorably to the profit of $839,000 for the six months ended June 30, 2004, only because the level of sales of older fully recovered portfolios in 2004 was not comparable. Without the large volume of older portfolios sales, we would have essentially broken even during the six months ended June 30, 2004.

Operating Expenses
------------------

Our total operating costs and expenses increased to $3.8 million for the six months ended June 30, 2005, from $3.4 million for the six months ended June 30, 2004, due primarily to the increase in collection costs associated with our increase in collection revenue. Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, decreased to 57.3% for the six months ended June 30, 2005, from 71.9% for the six months ended June 30, 2004. As discussed in more detail in the quarter-to-quarter analysis above, our three-part strategy
- increased collections, infrastructure leveraging and variable cost reduction - helped us accomplish this efficiency improvement. We plan to continue improving this efficiency measure, both by continuing to increase total revenues (while holding infrastructure costs down) and by continuing to reduce variable costs required to collect each dollar of revenue. We believe that our agreement with Varde has played, and will continue to play, a significant role in enabling us to increase the volume of accounts we have available to collect. We intend to continue monitoring the magnitude of the change in the margin by which our total collection revenues exceed our operating costs and expenses relative to the principal and interest we pay to Varde under the credit facility to ensure that the Varde facility provides additional liquidity to us and does not result in loan payments that will deplete our cash balances.

Our general and administrative expenses increased to $1.6 million for the six months ended June 30, 2005, from $1.2 million for the six months ended June 30, 2004, due principally to collection expenses associated with the increase in collection revenues. Our salaries and benefits expenses increased to approximately $2.2 million for the six months ended June 30, 2005, from approximately $2.1 million for the six months ended June 30, 2004, due principally to increased collector headcount and administrative payroll. Our operating expenses may continue to increase somewhat in 2005 as we increase the volume of accounts we collect, but we expect increases in total revenues to continue to outpace any material increases in costs associated with our collection efforts.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased $54,000 in the first six months of 2005 to a balance of $2.0 million at June 30, 2005. During the six months ended June 30, 2005, our portfolio collections and sales generated $7.1 million of cash, we borrowed $4.0 million and we used $3.8 million for operating and other activities, $5.8 million to purchase new portfolios, $1.2 million to repay loans and $330,000 for distributions to unit holders.

The large cost basis recovery associated with the recent rapid growth in our portfolios has made it difficult to achieve results consistent with our business plan. During the six months ended June 30, 2005, we made progress toward, but did not achieve results consistent with, our business plan: to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios, pay our collecting and operating costs and still have a profit. Excluding the results from portfolio sales in the first six months of 2005, our cost basis recovery of $3.1 million plus our operating, interest and other expenses of $4.0 million exceeded our total revenues from collections of $6.6 million by $428,000.

During 2004 and the beginning of 2005, we believe we have continued to improve the balance between our new and old portfolios. In addition, we believe that our procedures to ensure that our collectors continue to focus collection efforts on older portfolios that still have returns to yield, rather than focusing just on the most recently acquired portfolios, continue to show results. We have used our dialer to ensure that our collectors continue to focus on portfolios other than those we have most recently acquired. By monitoring the results of calls originated through our dialer, we identified portfolios that required more cost to collect than others. Particularly where we had worked to collect these portfolios over an extended period of time, we determined that some of our portfolios' collection lives had run their course from our perspective. We sold a substantial number of older portfolios identified by this process in 2004 and a lesser number of such portfolios in the second quarter of 2005. We believe this process of constantly evaluating portfolio returns against costs of collection should continue to improve the balance between our new and old portfolios. Current plans for 2005 do not call for the sale of a large number of older portfolios, but we may engage in further sales if we believe market conditions are acceptable.

During 2004, we simultaneously addressed two objectives: (1) to increase the volume of portfolios available for collection in order to capitalize on infrastructure capacity and (2) to improve cash liquidity. Of the $7.4 million of portfolios we purchased in 2004, we retained $5.3 million to collect (we promptly resold the other $2.1 million). During the first six months of 2005, we purchased $5.8 million of portfolios (net of returns). These purchases enabled us to reverse a trend in 2003 of steadily declining portfolio cost basis, which had resulted from our difficulty in finding portfolios available for purchase at prices we considered reasonable. Because of the improvement in the volume of portfolios available for collection, we added collection personnel to capitalize on our infrastructure capacity, with increased total revenues from collections outpacing increased costs associated with added headcount and increased collection activity. Whether we continue to acquire portfolios at the pace of the first six months of 2005 will depend on our assessment of market conditions, as well as the amount of liquid cash and other financial resources available to us.

Our portfolios provide our principal long-term source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. Our estimate of the fair value of our portfolios at June 30, 2005, increased $5.1 million to $24.3 million from $19.2 million at December 31, 2004. At the same time, the cost basis of our portfolios increased to $5.5 million at June 30, 2005, from $3.0 million at December 31, 2004.

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

Our estimate of fair value and our portfolio cost basis increased due in part to the large portfolio purchases we made in 2004 and 2005, and fair value also increased because we believe recently purchased portfolios will provide better collection ratios than some of the older portfolios we inherited from our PAM Fund predecessors, because newly acquired portfolios generally provide an increase in fair value substantially greater than the increase in cost basis recorded on our balance sheet and because improved collection procedures have extended the collection lives of some of our older portfolios. Whether the fair value and cost basis of our portfolios will continue to increase in the near term will depend on our ability to find portfolios at a reasonable price in a very competitive market. If we can find reasonably priced portfolios, we believe our portfolio cost basis will increase in the near term because we can use the Varde credit facility as well as reinvest some cash proceeds from collections to purchase new portfolios. Long-term growth in portfolio cost basis will depend on whether market conditions continue to permit us to purchase portfolios at reasonable prices and on our financial resources.

We used a discount rate of 20% to determine the estimates of fair value of our portfolios at June 30, 2005, and December 31, 2004. The following table sets forth alternative estimates of fair value if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

                                                         June 30, 2005      December 31, 2004
                                                       ------------------  ------------------
          Higher collection risk (25% discount rate)   $     22.7 million  $     17.9 million
          Assumed collection risk (20% discount rate)  $     24.3 million  $     19.2 million
          Lower collection risk (15% discount rate)    $     26.3 million  $     20.8 million

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

In the near term we plan to use some of our cash collections representing cost basis recovery to make distributions to our members and interest holders. Ultimately we plan to generate cash in excess of our collection and operating costs and our cost basis recovery and to use some of the excess cash to make distributions to our members and interest holders. Beginning in April 2003, we began making quarterly distributions. During 2004, we made distributions totaling $674,000. We made distributions of $165,000 in each of January 2005, April 2005 and July 2005 relating to quarters ended December 31, 2004, March 31, 2005, and June 30, 2005, respectively.

Our agreement with Varde provides us with a source of capital to purchase new portfolios. The agreement provides up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. It is unlikely that we will ever have outstanding indebtedness approaching the full $25 million at any one time, due to the cumulative nature of the facility. At June 30, 2005, Matterhorn owed $4.2 million under the facility in connection with purchases of certain charged-off loan portfolios. Under the credit facility, Varde has a first priority security interest in Matterhorn's assets. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of $4.6 million at June 30, 2005. The loan advances have minimum payment threshold points with terms of two years and bear interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from August 2006 to April 2007. Once all funds (including those invested by us) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing costs have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde's loan is repaid (i.e., after the funds invested by us are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full.

The amount of remaining available credit under the facility at June 30, 2005 was $19.3 million. Matterhorn has borrowed a total of $5.7 million, with $4.2 million outstanding at June 30, 2005. There can be no assurance that Varde will advance any new money under the facility, because in each instance Varde must approve of the portfolio(s) we propose to acquire and the terms of the acquisition. We do not have any plans to raise equity capital. Based on our cash position and current financial resources, and assuming our operating results continue to increase at projected levels, we believe we have adequate capital resources to continue our business as presently conducted for the foreseeable future. We plan to continue to use the Varde credit facility to maximize the return on our infrastructure and to continue to reduce variable costs required to collect each dollar of revenue. We will continue to consider other alternatives to increase the volume of accounts we service, however, if the economic returns to us seem reasonable.

We do not have any contractual commitments to make capital expenditures, and we have not budgeted any capital expenditures for the coming year. We may from time to time acquire capital assets on an as needed basis. Our most significant capital assets are our dialer and our telephone switch, which we do not anticipate having to replace within the next year.

ITEM 3.  CONTROLS AND PROCEDURES

In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and our Accounting Manager, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, may be detected. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of June 30, 2005, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As noted below, however, we previously identified a weakness in our disclosure controls and procedures that existed during the period ended September 30, 2004.

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

There has been no change in our internal controls over financial reporting that occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 13, 2005, we held our annual meeting of members in Orange, California. At the meeting, our members were asked to vote on the election of Class II directors to the Board of Directors. All of the directors nominated for election served as directors immediately prior to the annual meeting. The following directors were elected by our members as a result of the following votes:

DIRECTORS             VOTES "FOR" ELECTION  VOTES "WITHHELD"
--------------------  --------------------  ----------------
    Lester Bishop           246,537              3,553
    Larry Smith             246,885              3,205
    David Barnhizer         246,636              3,454
    Sanford Lakoff          246,537              3,553

The following Class I directors continued to serve as directors following the annual meeting: Larisa Gadd, Rodney Woodworth and Donald Rutherford.

In addition to the election of directors, the following matters were voted upon at the annual meeting:

     - To ratify the board of directors' selection and appointment of Moore Stephens Wurth Frazer and Torbet, LLP, as independent auditors for Performance Capital Management, LLC for the fiscal year ending December 31, 2005. The votes were cast as follows: 244,865 in favor of ratification; 597 against ratification; and 4,628 abstaining.

No other matters were submitted to our members at the annual meeting.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-----------------------------------------------------------------------------------------------------------
  2.1    Joint Chapter 11 Plan of Reorganization Proposed by Chapter 11 Trustee and the Official Committee
         of Equity Security Holders effective February 4, 2002 (1)

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

                                         PERFORMANCE CAPITAL MANAGEMENT, LLC


      August 12, 2005                      By: /s/ David J. Caldwell
--------------------------                     ---------------------------------
         (Date)                          Name: David J. Caldwell
                                          Its: Chief Operations Officer

                                                EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION
-----------------------------------------------------------------------------------------------------------
  2.1    Joint Chapter 11 Plan of Reorganization Proposed by Chapter 11 Trustee and the Official Committee
          of Equity Security Holders effective February 4, 2002 (1)

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