Form 10QSB
period 2005-09-30
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2005-11-14
CIK 1221170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   September 30, 2005
                                         ----------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from__________ to __________

          Commission file number:    0 - 50235
                                  ---------------


                       PERFORMANCE CAPITAL MANAGEMENT, LLC
      ---------------------------------------------------------------------
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


                                 (714) 502-3780
                            -------------------------
                           (Issuer's telephone number)


      ---------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 7, 2005, the issuer had 563,926 LLC Units issued and outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [_]  No [X]

                                 PERFORMANCE CAPITAL MANAGEMENT, LLC

                                               INDEX TO
                                   QUARTERLY REPORT ON FORM 10-QSB
                               FOR THE QUARTER ENDED SEPTEMBER 30, 2005


PART I - FINANCIAL INFORMATION                                                                   PAGE
Item 1  Consolidated Financial Statements

        Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . .   1

        Consolidated Balance Sheets as of September 30, 2005 (unaudited) and
        December 31, 2004 (audited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

        Consolidated Statements of Operations for the quarters and nine months ended
        September 30, 2005 and 2004 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .   3

        Consolidated Statements of Members' Equity for the nine months ended
        September 30, 2005 (unaudited) and the year ended December 31, 2004 (audited) . . . . . .   4

        Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and
        2004 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

        Condensed Notes to the Consolidated Financial Statements (unaudited). . . . . . . . . . .   6

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations . .  15

Item 3  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

PART II - OTHER INFORMATION

Item 6  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



[MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Performance Capital Management, LLC
Anaheim, California

We have reviewed the accompanying consolidated balance sheet of Performance Capital Management, LLC, as of September 30, 2005, and the related consolidated statements of operations for the quarters and nine months ended September 30, 2005 and 2004, and statements of members' equity and cash flows for the nine months ended September 30, 2005 and 2004. All information included in these consolidated financial statements is the representation of the management of Performance Capital Management, LLC.

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


October 26, 2005
Orange, California

                PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004


                                              September 30,    December 31,
                                                  2005             2004
                                               (unaudited)      (audited)
                                             ---------------  --------------

                                    ASSETS
                                    ------

  Cash and cash equivalents                  $     2,007,180  $    1,920,155
  Restricted cash                                    514,124         122,205
  Other receivables                                   36,840          31,494
  Purchased loan portfolios, net                   4,262,537       2,991,642
  Property and equipment, net                        159,582         254,808
  Deposits                                            57,746          56,588
  Prepaid expenses and other assets                   69,173          86,063
                                             ---------------  --------------

    Total assets                             $     7,107,182  $    5,462,955
                                             ===============  ==============




                         LIABILITIES AND MEMBERS' EQUITY
                         -------------------------------

LIABILITIES:
  Accounts payable                           $        50,355  $       59,275
  Accrued liabilities                                405,841         373,924
  Accrued interest                                    35,123           8,075
  Notes payable                                    3,512,342       1,417,043
  Income taxes payable                                21,790          18,290
                                             ---------------  --------------
    Total liabilities                              4,025,451       1,876,607

COMMITMENTS AND CONTINGENCIES                              -               -

MEMBERS' EQUITY                                    3,081,731       3,586,348
                                             ---------------  --------------

      Total liabilities and members' equity  $     7,107,182  $    5,462,955
                                             ===============  ==============


The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

                             PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                             For the          For the       For the nine     For the nine
                                          quarter ended    quarter ended    months ended     months ended
                                          September 30,    September 30,    September 30,    September 30,
                                              2005             2004             2005             2004
                                           (unaudited)      (unaudited)      (unaudited)      (unaudited)
                                         ---------------  ---------------  ---------------  ---------------
REVENUES:
  Portfolio collections                  $    3,384,709   $    2,432,108   $    9,993,896   $    7,157,195
  Portfolio sales                                66,133        1,376,171          572,142        4,133,628
                                         ---------------  ---------------  ---------------  ---------------
    Total revenues                            3,450,842        3,808,279       10,566,038       11,290,823
  Less portfolio basis recovery               1,457,947        2,040,747        4,729,367        5,269,375
                                         ---------------  ---------------  ---------------  ---------------

NET REVENUES                                  1,992,895        1,767,532        5,836,671        6,021,448
                                         ---------------  ---------------  ---------------  ---------------

OPERATING COSTS AND EXPENSES:
  Salaries and benefits                       1,020,669          947,196        3,171,233        3,037,398
  General and administrative                    704,041          637,094        2,258,360        1,855,045
  Depreciation                                   38,263           43,438          123,256          132,796
                                         ---------------  ---------------  ---------------  ---------------
    Total operating costs and expenses        1,762,973        1,627,728        5,552,849        5,025,239
                                         ---------------  ---------------  ---------------  ---------------

INCOME FROM OPERATIONS                          229,922          139,804          283,822          996,209
                                         ---------------  ---------------  ---------------  ---------------

OTHER INCOME (EXPENSE):
  Reorganization costs                                -          (17,575)            (440)         (52,578)
  Interest income                                 4,553            2,892            9,544            8,475
  Other income                                    3,301            9,064            5,415           38,278
  Interest expense                             (113,637)          (7,896)        (285,230)          (7,896)
                                         ---------------  ---------------  ---------------  ---------------
    Total other expense, net                   (105,783)         (13,515)        (270,711)         (13,721)
                                         ---------------  ---------------  ---------------  ---------------

INCOME BEFORE INCOME TAX PROVISION              124,139          126,289           13,111          982,488

INCOME TAX PROVISION                              5,790              800           23,390           18,190
                                         ---------------  ---------------  ---------------  ---------------

NET INCOME (LOSS)                        $      118,349   $      125,489   $      (10,279)  $      964,298
                                         ===============  ===============  ===============  ===============

NET INCOME (LOSS) PER MEMBER
  UNIT - BASIC AND DILUTED               $          .21   $          .22   $         (.02)  $         1.69
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

                              PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY


                                                                                                    Total
                                        Member      Unreturned      Abandoned     Accumulated     Members'
                                        Units         Capital        Capital        Deficit        Equity
                                     ------------  -------------  -------------  -------------  -------------
Balance, December 31, 2003               570,916   $ 25,612,977   $     31,926   $(22,327,145)  $  3,317,758

Distributions to investors                             (489,498)                                    (489,498)

Net income                                                                            964,298        964,298
                                     ------------  -------------  -------------  -------------  -------------

Balance,  September 30, 2004             570,916     25,123,479         31,926    (21,362,847)     3,792,558

Distributions to investors                             (184,074)                                    (184,074)

Distributions forfeited                                 151,555                                      151,555

Cancellation of investor units            (7,055)      (457,318)       457,318                             -

Net loss                                                                             (173,691)      (173,691)
                                     ------------  -------------  -------------  -------------  -------------

Balance, December 31, 2004               563,861     24,633,642        489,244    (21,536,538)     3,586,348

Reinstatement of Units to Investors           65          3,503         (3,503)                            -

Distributions to investors                             (494,338)                                    (494,338)

Net loss                                                                              (10,279)       (10,279)
                                     ------------  -------------  -------------  -------------  -------------

Balance, September 30, 2005              563,926   $ 24,142,807   $    485,741   $(21,546,817)  $  3,081,731
                                     ============  =============  =============  =============  =============


The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For the nine     For the nine
                                                                 months ended     months ended
                                                                 September 30,    September 30,
                                                                     2005             2004
                                                                  (unaudited)      (unaudited)
                                                                ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $      (10,279)  $      964,298
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation                                                     123,256          132,796
    (Increase) decrease in assets:
      Other receivables                                                 (5,346)         (13,032)
      Prepaid expenses and other assets                                 15,732           67,535
      Loan portfolios                                               (1,270,895)        (864,937)
    Increase (decrease) in liabilities:
      Accounts payable                                                  (8,920)         (19,874)
      Accrued liabilities                                               31,917           32,494
      Accrued interest                                                  27,048            7,896
      Income taxes payable                                               3,500                -
                                                                ---------------  ---------------
          Net cash provided by (used in) operating activities      ( 1,093,987)         307,176
                                                                ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                  (28,030)         (20,478)
                                                                ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan proceeds from borrowing                                       3,975,022          764,111
  Repayment of loans                                                (1,879,723)               -
  Distributions to investors                                          (494,338)        (489,498)
                                                                ---------------  ---------------
          Net cash provided by financing activities                  1,600,961          274,613
                                                                ---------------  ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                478,944          561,311

CASH AND CASH EQUIVALENTS, beginning of period                       2,042,360        1,029,397
                                                                ---------------  ---------------

CASH AND CASH EQUIVALENTS, end of period                        $    2,521,304   $    1,590,708
                                                                ===============  ===============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Income taxes paid                                             $       19,890   $       18,190
                                                                ===============  ===============

  Interest paid                                                 $      258,182   $            -
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

The following is a summary of the ownership interest of PCM LLC pursuant to the terms of the Reorganization Plan:

      Original     Number of      Number of         Percentage
     Fund's Name  Unit Holders  PCM LLC Units  Interest in PCM LLC
     -----------  ------------  -------------  -------------------
     PAM              370           52,050                9
     PAMII            459           76,700               13
     PAMIII           595           99,900               18
     PAMIV           1553          285,950               50
     PAMV             327           56,950               10
                                -------------  -------------------
         Totals                    571,550              100
                                =============  ===================

The following is a summary of the ownership interest of PCM LLC as of September 30, 2005:

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

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

The combination of the Partnerships and PCM INC is summarized as follows (in thousands):

                                   PAM      PAMII     PAMIII    PAMIV      PAMV     PCM INC     Total
                                 ======================================================================
Sale of Limited
  Partnership Units              $ 5,205   $ 7,670   $ 9,990   $28,595   $ 5,965   $      -   $ 57,425

Distributions
  to Investors                    (3,704)   (4,137)   (3,719)   (6,920)     (829)         -    (19,309)
                                 ----------------------------------------------------------------------

Unreturned Capital                 1,501     3,533     6,271    21,675     5,136          -     38,116

Accumulated Deficit                 (288)   (1,333)   (2,424)   (9,330)   (2,561)    (2,302)   (18,238)
                                 ----------------------------------------------------------------------

Cash and Net Assets
  Transferred to PCM LLC         $ 1,213   $ 2,200   $ 3,847   $12,345   $ 2,575   $ (2,302)    19,878
                                 ===========================================================

2002 Distribution to Investors                                                                 (12,000)

Net Loss For The Year Ended
  December 31, 2002                                                                             (2,999)
                                                                                              ---------

Members' Equity PCM, LLC
  at December 31, 2002                                                                           4,879

2003 Distributions to Investors                                                                   (472)

Net Loss For The Year
  Ended December 31, 2003                                                                       (1,089)
                                                                                              ---------

Members' Equity PCM, LLC
  at December 31, 2003                                                                           3,318

2004 Distributions to Investors                                                                   (674)

Net Income For The Year
  Ended December 31, 2004                                                                          790

Distributions forfeited                                                                            152
                                                                                              ---------

Members' Equity PCM, LLC                                                                         3,586
  at December 31, 2004

2005 Distributions to Investors                                                                   (494)

Net Loss For The Period
  Ended September 30, 2005                                                                         (10)

Members' Equity PCM, LLC                                                                      ---------
  at September 30, 2005                                                                       $  3,082
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

Cash  and  Cash  Equivalents
----------------------------

The Company defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $2.3 million as of September 30, 2005. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

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

Members'  Equity
----------------

Members' equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of September 30, 2005, PCM LLC had 540,204 voting LLC units (540,139 LLC units as of December 31, 2004) and 23,722 non-voting LLC units (23,722 LLC units as of December 31, 2004). Abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC's plan of reorganization to eliminate the interests of members the Company has not been able to locate. At December 31, 2004, the Company cancelled 7,055 member units and took back approximately $152,000 of related unclaimed distributions under the procedure authorized in the reorganization plan. The $152,000 of unclaimed distributions was treated as an addition to Members' Equity. The total amount of abandoned unreturned capital relating to the 7,055 member units was $457,318. During the first quarter of 2005, a member with 65 units was reinstated. These 65 units had been considered returned voluntarily with the 634 member units surrendered in 2003. It was determined that this was done in error.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of September 30, 2005 and December 31, 2004 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate their fair values. The fair value of purchased loan portfolios was determined based on both market pricing and discounted expected cash flows. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The expected cash flows used to determine fair value exclude any residual interest in collections that may be due to a third party. The discount rate utilized at September 30, 2005 and December 31, 2004 was 20%. The estimated fair value of loan portfolios was $22.8 million and $19.2 million at September 30, 2005 and December 31, 2004, respectively.

NOTE 5 - PURCHASED LOAN PORTFOLIOS

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at September 30, 2005 and December 31, 2004 totaled approximately $682 million and $641 million, respectively.

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


See Review Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PURCHASED LOAN PORTFOLIOS (CONTINUED)

The carrying amount of loans included in the accompanying balance sheets are as follows:

                                         As of                      As of
                                   September 30, 2005         December 31, 2004
                                  --------------------       -------------------
Unrecovered cost balance,
  beginning of period             $         3,003,642        $        7,619,515
Valuation allowance,
  beginning of period                         (12,000)               (5,538,019)
                                  --------------------       -------------------
Net balance, beginning of period            2,991,642                 2,081,496
Net portfolio activity                      1,270,895                   910,146
                                  --------------------       -------------------
Net balance, end of period        $         4,262,537        $        2,991,642
                                  ====================       ===================

The activity in the loan portfolios in the accompanying financial statements is as follows:

                                       Quarter           Quarter         Nine Months       Nine Months
                                        Ended             Ended             Ended             Ended
                                    Sept. 30, 2005    Sept. 30, 2004    Sept. 30, 2005    Sept. 30, 2004
                                   ----------------  ----------------  ----------------  ----------------
Purchased loan portfolios- net     $       247,597   $     3,512,860   $     6,000,262   $     6,134,311
Collections on loan portfolios          (3,384,709)       (2,432,108)       (9,993,896)       (7,157,195)
Sales of loan portfolios                   (66,133)       (1,376,171)         (572,142)       (4,133,628)
Revenue recognized on collections        1,926,762         1,734,691         5,500,154         5,035,217
Revenue recognized on sales                 66,133            32,841           382,858           986,232
Increase in valuation allowance
due to portfolio impairment                      -                 -           (46,341)                -
                                   ----------------  ----------------  ----------------  ----------------
Net portfolio activity             $    (1,210,350)  $     1,472,113   $     1,270,895   $       864,937
                                   ================  ================  ================  ================

The valuation allowance related to the loan portfolios had a balance of $58,341 at September 30, 2005 and $12,000 at December 31, 2004.

NOTE 6 - OTHER RECEIVABLES

Other receivables consist of collections on portfolios received by third party collection agencies.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment is as follows:

                                     As of            As of
                                Sept. 30 , 2005   Dec. 31, 2004
                                ----------------  --------------
Office furniture and equipment  $        285,744  $      284,171
Computer equipment                       520,679         494,223
Leasehold improvements                    36,982          36,982
                                ----------------  --------------
  Totals                                 843,405         815,376
Less accumulated depreciation            683,823         560,568
                                ----------------  --------------
  Property and equipment, net   $        159,582  $      254,808
                                ================  ==============

Depreciation expense for the quarters ended September 30, 2005 and 2004 amounted to $38,263 and $43,438, respectively.


See Review Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8  -  NOTES  PAYABLE

The Company has entered into an agreement for a credit facility with Varde that provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. At September 30, 2005, PCM LLC's wholly-owned subsidiary Matterhorn owed approximately $3.5 million under the facility in connection with its purchase of certain charged-off loan portfolios. The total amount borrowed through September 30, 2005 is approximately $5.7 million. Each advance has minimum payment threshold points; all such thresholds for all outstanding advances must be satisfied on an aggregate basis. Each advance has a term of two years and bears interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from August 2006 to April 2007, with the approximate following principal payments due:

                Year Ending
               September 30,
               -------------
                    2006      $1.2 million
                    2007      $2.3 million

Once all funds (including those invested by the Company) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing costs have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde's loan is repaid (i.e., after the funds invested by the Company are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. Varde has a first priority security interest in all the assets of Matterhorn, securing repayment of its loans and payment of its residual interest. PCM LLC, our parent operating company, has guarantied certain of Matterhorn's operational obligations under the loan documents. The amount of remaining available credit under the facility at September 30, 2005 was approximately $19.3 million. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of approximately
$3.5  million  at  September  30,  2005.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease  Commitments
------------------

The Company currently leases office space in Anaheim, California under a non-cancelable five year operating lease. Under the lease agreement, PCM LLC must pay a basic monthly rental charge plus a portion of the building's common area expenses.

Future minimum lease commitments as of September 30, 2005 are as follows:

                Year ending
               September 30,
               -------------
                    2006      $320,000
                    2007      $ 53,000
                 Thereafter          -

Rental expense for the three months ended September 30, 2005 and 2004 amounted to $81,857 and $79,638 respectively. Rent expense for the nine months ended September 30, 2005 and 2004 amounted to $245,431 and $238,508 respectively. The Company is obligated under a five year equipment lease, expiring in 2009, for minimum payments of $4,800 per year.

NOTE 10 - EARNINGS PER MEMBER UNIT

Basic and diluted earnings per member unit are calculated based on the weighted average number of member units issued and outstanding, 563,926 for the nine months ended September 30, 2005 and 570,916 for the nine months ended September 30, 2004.


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

As discussed in greater detail below, our credit facility with Varde provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. The facility provides for Varde to receive a residual interest in portfolio collections after all funds invested in the portfolio have been repaid (with interest) and all servicing costs have been paid. We do not record a liability for contingent future payments of residual interests due to the distressed nature of the portfolio assets and the lack of assurance that collections sufficient to result in a liability to Varde will actually occur. When such payments actually occur, we will reflect them in our statement of operations.

For ease of presentation in the following discussions of "Operating Results" and "Liquidity and Capital Resources", we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

OPERATING RESULTS

COMPARISON OF RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004

The following discussion compares our results for the quarter ended September 30, 2005, to the quarter ended September 30, 2004. Our net income decreased to $118,000 for the quarter ended September 30, 2005, from $125,000 for the quarter ended September 30, 2004. Our operating activities generated cash of $1.4 million for the quarter ended September 30, 2005, as compared to using cash of $1.3 million for the quarter ended September 30, 2004. Our portfolio purchasing patterns were the primary reason for this fluctuation, as our purchases of $2.2 million (net of portions we promptly resold) for the quarter ended September 30, 2004, decreased to $248,000 for the quarter ended September 30, 2005.

Revenue
-------

Our net revenues increased to $2.0 million for the quarter ended September 30, 2005, from $1.8 million for the quarter ended September 30, 2004. The following table presents a comparison of the components of our revenues for the quarters ended September 30, 2005 and 2004, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                         Total                     Collections                     Sales
                             ----------------------------  ----------------------------  ----------------------------
                                For the Quarter Ended         For the Quarter Ended        For the Quarter Ended
                                    September  30,                September  30,                September  30,
                                 2005           2004           2005           2004           2005           2004
                             -------------  -------------  -------------  -------------  -------------  -------------
                                    ($ in millions)               ($ in millions)               ($ in millions)

     Total revenues          $        3.5   $        3.8   $        3.4   $        2.4   $        0.1   $        1.4
     Less basis recovery             (1.5)          (2.0)          (1.5)          (0.7)          (0.0)          (1.3)
                             -------------  -------------  -------------  -------------  -------------  -------------
     Net revenues            $        2.0   $        1.8   $        1.9   $        1.7   $        0.1   $        0.0
                             =============  =============  =============  =============  =============  =============

     Net Revenue Percentage          57.8%          46.4%          56.9%          71.3%         100.0%           2.4%

Portfolio collections continue to provide most of our total revenues. Our total revenues from portfolio collections increased by $1.0 million, substantially due to collections from recently purchased portfolios and increased efficiency in collection procedures for both recently purchased and older portfolios. The increase in the volume of accounts available for collection has facilitated an increase in collection efficiency as measured by the dollar volume of collections per collector. We have also increased our use of third-party collectors on some portfolios. Our net revenues from portfolio collections increased by $192,000, but the percentage of net revenues to total revenues declined significantly. These results reflect the fact that recently purchased portfolios (which provide no net revenues because of front-loaded cost basis recovery) provided a substantial portion of our increased total collection revenues. During the nine months ended September 30, 2005, we acquired $6.0 million of new portfolios (net of returns). During the year 2004, we acquired $5.3 million of new portfolios (net of portions of portfolios we promptly resold). We expect to continue to have strong total collection revenue as we collect these recent portfolio purchases. The cost basis recovery associated with collecting recently purchased 2004 portfolios, combined with the portfolios that we have already acquired in 2005 and additional portfolios we may acquire in 2005, could continue to offset the increase in net revenue percentage we would otherwise expect our older portfolios (whose cost bases we have completely recovered) to generate and actually result in a further decline in our net revenue percentage.

Our total revenues from portfolio sales decreased to $66,000 for the quarter ended September 30, 2005, from $1.4 million for the quarter ended September 30, 2004, while net sales revenue increased to $66,000 from $33,000. During the third quarter of 2005, our portfolio sales revenues consisted of an adjustment to a reserve account relating to a portfolio sale we made during the second quarter. The portfolio sales from the third quarter of 2004 included a substantial volume of resales of portions of newly acquired portfolios, from which we do not generate substantial net revenues.

Operating  Expenses
-------------------

Our total operating costs and expenses increased to $1.8 million for the quarter ended September 30, 2005, from $1.6 million for the quarter ended September 30, 2004, due primarily to the increase in collection costs associated with our increase in collection revenue. Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, decreased to 52.1% for the quarter ended September 30, 2005, from 66.9% for the quarter ended September 30, 2004. We accomplished this efficiency improvement through a three-part strategy: (1) increasing total collection revenues by capitalizing on the increased volume of accounts we have available to collect; (2) using our existing infrastructure to collect a greater dollar volume of accounts; and (3) continuing to reduce variable costs required to collect each dollar of revenue. We believe that our agreement with Varde, discussed in greater detail below, has played a significant role in enabling us to increase the volume of accounts we have available to collect. The increased revenues that result from collecting a greater volume of accounts have outpaced increased variable and other collection costs. We plan to continue improving this efficiency measure, both by continuing to increase total revenues (while holding infrastructure costs down) and by continuing to reduce variable costs required to collect each dollar of revenue. We intend to continue monitoring the magnitude of the change in the margin by which our total collection revenues exceed our operating costs and expenses relative to the principal and interest we pay to Varde under the credit facility to ensure that the Varde facility provides additional liquidity to us and does not result in loan payments that will deplete our cash balances.

Our general and administrative expenses increased to $704,000 for the quarter ended September 30, 2005, from approximately $637,000 for the quarter ended September 30, 2004, due principally to collection expenses associated with the increase in collection revenues. Our salaries and benefits expenses increased by $73,000 due principally to increases in administrative payroll and incentive pay for collectors. Incentive pay has increased because our collectors have reached collection targets that have resulted in the increases in total collection revenues we discussed above. Our operating expenses may continue to increase in the coming months as we increase the volume of accounts we collect, but we expect increases in total revenues to continue to outpace any material increases in costs associated with our collection efforts. Our ability to sustain revenue increases that outpace cost increases depends on our ability to continue to identify and make large dollar-volume purchases of portfolios at prices we believe are reasonable.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The following discussion compares our results for the nine months ended September 30, 2005, to the nine months ended September 30, 2004. We incurred a net loss of $10,000 for the nine months ended September 30, 2005, compared to net income of $964,000 for the nine months ended September 30, 2004. Our operating activities used cash of $1.1 million for the nine months ended
September 30, 2005, as compared to providing cash of $307,000 for the same period in 2004.

Revenue
-------

Our net revenues decreased to $5.8 million for the nine months ended September 30, 2005, from $6.0 million for the nine months ended September 30, 2005. The following table presents a comparison of the components of our revenues for the nine months ended September 30, 2005 and 2004, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                        Total                      Collections                      Sales
                             ----------------------------  ----------------------------  ----------------------------
                                 For the Nine Months           For the Nine Months          For the Nine Months
                                 Ended  September 30,          Ended September 30,          Ended September 30,
                                 2005           2004           2005           2004           2005           2004
                             -------------  -------------  -------------  -------------  -------------  -------------
                                    ($ in millions)               ($ in millions)               ($ in millions)
     Total revenues          $       10.6   $       11.3   $       10.0   $        7.2   $        0.6   $        4.1
     Less basis recovery             (4.7)          (5.3)          (4.5)          (2.2)          (0.2)          (3.1)
                             -------------  -------------  -------------  -------------  -------------  -------------
     Net revenues            $        5.8   $        6.0   $        5.5   $        5.0   $        0.4   $        1.0
                             =============  =============  =============  =============  =============  =============

     Net Revenue Percentage          55.2%          53.3%          54.6%          70.4%          66.9%          23.9%

Portfolio collections provided 94.5% of our total revenues for the nine months ended September 30, 2005, and 63.4% for the same period in 2004. Our total revenues from portfolio collections increased by $2.8 million substantially due to collections from recently purchased portfolios and increased efficiency in collection procedures for both recently purchased and older portfolios. The increase in the volume of accounts available for collection has facilitated an increase in collection efficiency as measured by the dollar volume of collections per collector. Our net revenues from portfolio collections increased by $419,000, but the percentage of net collection revenues to total collection revenues declined significantly. These results reflect the fact that recently purchased portfolios (which provide no net revenues because of front-loaded cost basis recovery) provided a substantial portion of our increased total collection revenues.

During the nine months ended September 30, 2005, we acquired $6.0 million of new portfolios (net of returns). During the year 2004, we acquired $5.3 million of new portfolios (net of portions of portfolios we promptly resold). We expect to continue to have strong total collection revenue as we collect these recent portfolio purchases. The cost basis recovery associated with collecting recently purchased 2004 portfolios, combined with the portfolios that we have already acquired in 2005 and additional portfolios we plan to acquire in 2005, could continue to offset the increase in net revenue percentage we would otherwise expect our older portfolios (whose cost bases we have completely recovered) to generate and actually result in a further decline in our net revenue percentage.

Both our total and net revenues from portfolio sales showed dramatic decreases. As part of our program to emphasize efforts to continue to collect some of our older portfolios, we identified a substantial number of older portfolios whose collection lives, from our perspective, have run their course. We identified these portfolios as candidates for sale and were able to sell a number of them in the first six months of 2004 on terms we considered acceptable. We engaged in further sales of such portfolios in the second quarter of 2005, but not nearly at the magnitude of the sales during the first six months of 2004. We may engage in further sales of such portfolios if we believe market conditions are acceptable, but we do not believe any such sales would approach the magnitude of sales from 2004. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. During the nine months ended September 30, 2004, the prompt resale of portions of portfolios we purchased provided approximately $2.4 million of our $4.1 million of total revenues from portfolio sales. The prompt resale of portions of portfolios we purchased during the first nine months of 2005 did not provide material total or net revenues. We anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

Operating  Expenses
-------------------

Our total operating costs and expenses increased to $5.6 million for the nine months ended September 30, 2005, from $5.0 million for the nine months ended September 30, 2004, due primarily to the increase in collection costs associated with our increase in collection revenue. Our ratio of operating costs and expenses to revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, decreased to 55.6% for the nine months ended September 30, 2005, from 70.2% for the nine months ended September 30, 2004. As discussed in more detail in the quarter-to-quarter analysis above, our three-part strategy - increased collections, infrastructure leveraging and variable cost reduction - helped us accomplish this efficiency improvement. We plan to continue improving this efficiency measure, both by continuing to increase total revenues (while holding infrastructure costs down) and by continuing to reduce variable costs required to collect each dollar of revenue. We believe that our agreement with Varde has played, and will continue to play, a significant role in enabling us to increase the volume of accounts we have available to collect. We intend to continue monitoring the magnitude of the change in the margin by which our total collection revenues exceed our operating costs and expenses relative to the principal and interest we pay to Varde under the credit facility to ensure that the Varde facility provides additional liquidity to us and does not result in loan payments that will deplete our cash balances.

Our general and administrative expenses increased to $2.3 million for the nine months ended September 30, 2005, from $1.9 million for the nine months ended September 30, 2004, due principally to collection expenses associated with the increase in collection revenues. Our salaries and benefits expenses increased to approximately $3.2 million for the nine months ended September 30, 2005, from approximately $3.0 million for the nine months ended September 30, 2004, due principally to increases in administrative payroll and incentive pay for collectors. Incentive pay has increased because our collectors have reached collection targets that have resulted in the increases in total collection revenues we discussed above. Our operating expenses may continue to increase somewhat in 2005 as we increase the volume of accounts we collect, but we expect increases in total revenues to continue to outpace any material increases in costs associated with our collection efforts. Our ability to sustain revenue increases that outpace cost increases depends on our ability to continue to identify and make large dollar-volume purchases of portfolios at prices we believe are reasonable.


LIQUIDITY  AND  CAPITAL  RESOURCES

Our cash and cash equivalents increased $479,000 in the first nine months of 2005 to a balance of $2.5 million at September 30, 2005. During the nine months ended September 30, 2005, our portfolio collections and sales generated

$10.6 million of cash, we borrowed $4.0 million and we used $5.7 million for operating and other activities, $6.0 million to purchase new portfolios, $1.9 million to repay loans and $494,000 for distributions to unit holders.

The large cost basis recovery associated with the recent rapid growth in our portfolios has made it difficult to achieve results consistent with our business plan. During the nine months ended September 30, 2005, we made progress toward, but did not achieve results consistent with, our business plan: to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios, pay our collecting and operating costs and still have a profit. Excluding the results from portfolio sales in the first nine months of 2005, our cost basis recovery of $4.5 million plus our operating, interest and other expenses of $5.8 million exceeded our total revenues from collections of $10.0 million by $393,000.

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

During 2004, we simultaneously addressed two objectives: (1) to increase the volume of portfolios available for collection in order to capitalize on infrastructure capacity and (2) to improve cash liquidity. Of the $7.4 million of portfolios we purchased in 2004, we retained $5.3 million to collect (we promptly resold the other $2.1 million). During the first nine months of 2005, we purchased $6.0 million of portfolios (net of returns). These purchases enabled us to reverse a trend in 2003 of steadily declining portfolio cost basis, which had resulted from our difficulty in finding portfolios available for purchase at prices we considered reasonable. Because of the improvement in the volume of portfolios available for collection, during the second half of 2004 we added collection personnel to capitalize on our infrastructure capacity, with increased total revenues from collections outpacing increased costs associated with added headcount and increased collection activity. We have not continued to acquire portfolios in the third quarter of 2005 at the pace of the first six months of the year. Although we intend to continue making larger dollar-volume purchases of portfolios, our future portfolio purchases will depend on our assessment of market conditions, as well as the amount of liquid cash and other financial resources available to us.

Our portfolios provide our principal long-term source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. Our estimate of the fair value of our portfolios at September 30, 2005, increased $3.6 million to $22.8 million from $19.2 million at December 31, 2004. At the same time, the cost basis of our portfolios increased to $4.3 million at September 30, 2005, from $3.0 million at December 31, 2004.

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

We used a discount rate of 20% to determine the estimates of fair value of our portfolios at September 30, 2005, and December 31, 2004. The following table sets forth alternative estimates of fair value if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

                                                       September 30, 2005   December 31, 2004
                                                       -------------------  ------------------
          Higher collection risk (25% discount rate)   $      21.3 million  $     17.9 million
          Assumed collection risk (20% discount rate)  $      22.8 million  $     19.2 million
          Lower collection risk (15% discount rate)    $      24.6 million  $     20.8 million

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

In the near term we plan to use some of our cash collections representing cost basis recovery to make distributions to our members and interest holders. Ultimately we plan to generate cash in excess of our collection and operating costs and our cost basis recovery and to use some of the excess cash to make distributions to our members and interest holders. Beginning in April 2003, we began making quarterly distributions. During 2004, we made distributions totaling $674,000. We made distributions of $165,000 in each of January 2005, April 2005, July 2005, and October 2005 relating to quarters ended December 31, 2004, March 31, 2005, June 30, 2005, and September 30, 2005 respectively.

Our agreement with Varde provides us with a source of capital to purchase new portfolios. The agreement provides up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. It is unlikely that we will ever have outstanding indebtedness approaching the full $25 million at any one time, due to the cumulative nature of the facility. At September 30, 2005, Matterhorn owed $3.5 million under the facility in connection with purchases of certain charged-off loan portfolios. Under the credit facility, Varde has a first priority security interest in Matterhorn's assets. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of $3.5 million at September 30, 2005. The loan advances have minimum payment threshold points with terms of two years and bear interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from August 2006 to April 2007. Once all funds (including those invested by us) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing costs have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde's loan is repaid (i.e., after the funds invested by us are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full.

The amount of remaining available credit under the facility at September 30, 2005 was $19.3 million. Matterhorn has borrowed a total of $5.7 million, with $3.5 million outstanding at September 30, 2005. There can be no assurance that Varde will advance any new money under the facility, because in each instance
Varde must approve of the portfolio(s) we propose to acquire and the terms of the acquisition. We do not have any plans to raise equity capital. Based on our cash position and current financial resources, and assuming our operating results continue to increase at projected levels, we believe we have adequate capital resources to continue our business as presently conducted for the foreseeable future. We plan to continue to use the Varde credit facility to maximize the return on our infrastructure and to continue to reduce variable costs required to collect each dollar of revenue. We will continue to consider other alternatives to increase the volume of accounts we service, however, if the economic returns to us seem reasonable.

We do not have any contractual commitments to make capital expenditures, and we have not budgeted any capital expenditures for the coming year. We may from time to time acquire capital assets on an as needed basis. Our most significant capital assets are our dialer and our telephone switch, which we do not anticipate having to replace within the next year.

ITEM 3.  CONTROLS AND PROCEDURES

In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and our Accounting Manager, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, may be detected. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of September 30, 2005, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As noted below, however, we previously identified a weakness in our disclosure controls and procedures that existed during the period ended September 30, 2004.

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

There has been no change in our internal controls over financial reporting that occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

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

                                       PERFORMANCE CAPITAL MANAGEMENT, LLC



   November 10, 2005                     By:  /s/ David J. Caldwell
-----------------------                     ------------------------------------
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