Form 10KSB
period 2005-12-31
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2006-03-31
CIK 1221170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended       December 31, 2005
                                     ---------------------------
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                   to
                                         -----------------    -----------------

                   Commission file number:     0 - 50235
                                          -------------------

                       Performance Capital Management, LLC
            --------------------------------------------------------
                 (Name of small business issuer in its charter)

                  California                                     03-0375751
                  ----------                                     ----------
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)

222 South Harbor Blvd., Suite 400, Anaheim, California             92805
------------------------------------------------------             -----
     (Address of principal executive offices)                   (Zip Code)

                   Issuer's telephone number:   (714) 502-3780
                                               --------------------

Securities registered under Section 12(b) of the Exchange Act:        None
                                                              ------------------

Securities registered under Section 12(g) of the Exchange Act:     LLC Units
                                                              ------------------
                                                               (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been subject to such filing requirements for the past 90 days.
Yes [X]  No  [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Registrant's  net  revenues  for  the  fiscal  year  ended  December  31,  2005:
     $7,805,803
--------------------

As of March 1, 2006, the aggregate market value of the voting and nonvoting equity held by non-affiliates of the registrant was $3,072,027 based on their share of Members' Equity as reported in the registrant's December 31, 2005, balance sheet. Units held by each officer and director and by each person who owns five percent or more of the outstanding units have been excluded from this calculation as such persons may be considered to be affiliated with the registrant.

Check whether the issuer has filed documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

On  March  1, 2006, the registrant had 563,926 LLC Units issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report incorporates information by reference to the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes [_]  No [X]

                             PERFORMANCE CAPITAL MANAGEMENT, LLC

                                            INDEX
                               TO ANNUAL REPORT ON FORM 10-KSB
                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005


PART I                                                                                   PAGE
Item 1         Description of Business. . . . . . . . . . . . . . . . . . . . . . . . .     1

Item 2         Description of Property. . . . . . . . . . . . . . . . . . . . . . . . .    15

Item 3         Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

Item 4         Submission of Matters to a Vote of Security Holders. . . . . . . . . . .    16

PART II

Item 5         Market for Common Equity and Related Security Holder Matters and
               Small Business Issuer Purchases of Equity Securities . . . . . . . . . .    16

Item 6         Management's Discussion and Analysis of Financial Condition and
               Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .    17

Item 7         Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . .    25

Item 8         Changes In and Disagreements With Accountants on Accounting and
               Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . .    43

Item 8A        Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . .    43

Item 8B        Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . .    43

PART III

Item 9         Directors, Executive Officers, Promoters and Control Persons; Compliance
               With Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . .    44

Item 10        Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . .    44

Item 11        Security Ownership of Certain Beneficial Owners and Management and
               Related Security Holder Matters. . . . . . . . . . . . . . . . . . . . .    44

Item 12        Certain Relationships and Related Transactions . . . . . . . . . . . . .    44

Item 13        Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    44

Item 14        Principal Accountant Fees and Services . . . . . . . . . . . . . . . . .    45

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    46

EXHIBITS

Unless we say otherwise, references in this document to "we", "us" or "our" refer to Performance Capital Management, LLC and its wholly-owned subsidiary, Matterhorn Financial Services, LLC.

FORWARD-LOOKING STATEMENTS
--------------------------

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled "Description of Business" and"Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. Readers are urged not to place undue reliance on these forward-looking statements due to their inherent uncertainty. These forward-looking statements involve risks and uncertainties, including those statements incorporated by reference into this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking projections due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS
---------------------------------

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

ORGANIZATIONAL HISTORY

We conduct our business through Performance Capital Management, LLC, a California limited liability company formed January 14, 2002. On April 29, 2004, we formed Matterhorn Financial Services LLC ("Matterhorn"), a wholly-owned subsidiary that owns certain portfolios purchased using a loan facility with Varde Investment Partners, L.P. ("Varde"). As discussed in more detail throughout the description of our business, using Varde's capital to acquire portfolios affects our operational structure as well as our financial structure. Varde has a first priority security interest in all the assets of Matterhorn securing repayment of its loans to Matterhorn.

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

By early 2001, the bankruptcy trustee concluded that a viable business existed if the unreasonable mark-ups and management fees were eliminated, and he set out to develop a plan to reorganize Performance Capital Management, Inc. and the PAM Funds. Under the plan, our parent business entity, Performance Capital
Management, LLC, issued "LLC Units" to the PAM Funds, which were then distributed to the investors in the PAM Funds in February 2003. We issued LLC Units to the PAM Funds based on the gross dollars (approximately $57.4 million) the investors had invested in the respective PAM Funds. Our Operating Agreement calls for us to make pro rata cash distributions to investors based on their unreturned capital until all investors receive their full capital investment back without interest. As of our February 4, 2002, inception, we had approximately $38 million of unreturned capital (certain investors had received approximately $19.3 million of payments from the various PAM Funds prior to the bankruptcy filings). Note 1 to our financial statements provides financial details concerning the relative amounts of capital raised and capital returned for each of the PAM Funds. Following our February 4, 2002, emergence from bankruptcy, we made a $12 million distribution required by our plan of reorganization, leaving us with approximately $26 million of unreturned capital to distribute to our investors. For the last three years, we have made regular quarterly distributions to our investors. After all investors' capital investments are paid back, any further distributions are to be made based on LLC Units.

Due to a settlement approved by the bankruptcy court, the owners of Performance Capital Management, Inc., did not become investors in our business entity, Performance Capital Management, LLC. Our investors consist only of those people who invested in the PAM Funds, or their successors-in-interest.

INDUSTRY OVERVIEW

Some portion of all consumer lending transactions end up with the debtor not honoring their payment obligations. Default rates vary depending on the type of obligation, the originator of the credit and other factors, but "bad debt" is a fact of life in consumer lending.

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

During the fourth quarter of 2005 and the first quarter of 2006, analysts and participants in the debt-buying industry began to speculate whether charged-off debt is overpriced. The February 2006 issue of Collections and Credit Risk focused on the influx of $350 million to $400 million of public and private capital the industry has seen since November 2002 - and the demands of that capital to be deployed to earn returns - as a primary cause of price increases. The article does not predict imminent price decreases, however, suggesting instead that capital will not exit the industry (and relieve price pressures) until debt buyers and collectors begin to report unfavorable operating results. An earlier article in the September 2005 issue of Collections and Credit Risk speculated whether at least part of the price increase is structural and whether prices will ever return to levels seen in the early years of this decade. Both articles seem to agree that both sellers and buyers are becoming increasingly sophisticated, and this trend may mean that portfolio pricing will become increasingly "efficient" from an economic standpoint, meaning that buyers and collectors will have to have competitive operating structures in order to be profitable in an environment of efficiently-priced portfolios.

The February 2006 article reported that " '[p]ricing has gone up across the board by 60 to 80 percent in two years' ", citing that fresh chargeoffs that in normal times would sell at six cents on the dollar are now selling at nine to 12 cents on the dollar, and that accounts worked by three agencies are selling at double the price they should. As a result, buyers have had to abandon the old rule of thumb that they will collect three times the portfolio's purchase price in three years; instead settling for collecting 2.25 times the portfolio's purchase price in five years. The February 2006 article does not see a long-term problem with the supply of charged-off debt, observing that personal debt increased 7.5% (to a total of $10.3 trillion) from 2000 to 2004, while having increased only 6.5% in the preceding 20 years. The unanswered question is how pricing will be affected by these two countervailing factors: (1) the rate at which new charged-off debt becomes available for purchase; and (2) the magnitude of investment capital that remains deployed in the industry.

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

We have established the infrastructure to collect portfolios. On average we have the equivalent of between 40 and 50 full-time employees who man phones contacting debtors utilizing our "predictive dialing" telecommunications system (a "dialer") that helps to ensure that our collectors spend their time on the phones talking to debtors, not dialing numbers trying to reach them. Because we collect portfolios, we have developed an experience history that helps us predict what the ultimate value of a portfolio will be. We have a sophisticated data base to maintain our experience history that allows us to manipulate variables to assist our due diligence process when we acquire a new portfolio. We believe that collecting our portfolios reinforces our ability to realistically assess the price we should pay when we purchase additional portfolios.

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

We purchase our portfolios for cash. If we use the Varde facility to acquire a portfolio, we and Varde provide our wholly-owned subsidiary Matterhorn with the funds needed to purchase the portfolio. Varde then has a first priority security interest in the acquired portfolio, which is owned by Matterhorn. We anticipate that we will also continue to purchase portfolios for our own account using our own cash resources, with our parent operating company, Performance Capital Management, LLC, owning those portfolios. Varde does not have a security interest in portfolios owned by Performance Capital Management. In some cases, we resell portions of portfolios purchased by Performance Capital Management and, with Varde's consent, of portfolios purchased by Matterhorn. During 2005 Performance Capital Management purchased approximately $1.8 million of our new portfolios and Matterhorn purchased approximately $9.7 million of our new portfolios. Approximately $5.4 million of Matterhorn's purchases occurred in one transaction on December 30, 2005, which we conducted on a tight time line in order to accommodate the seller's desire to close the transaction in 2005. During January 2006, with Varde's consent we rebalanced the purchase by paying off approximately $750,000 of the note due to Varde in exchange for Matterhorn transferring a like amount of the portfolio to Performance Capital Management and by selling approximately $461,000 of the portfolio to a third party and using the proceeds to further pay down the note due to Varde. Had these rebalancing transactions occurred in conjunction with the December 30, 2005, transaction, during 2005 Performance Capital Management would have purchased approximately $2.5 million of our new portfolios and Matterhorn would have purchased approximately $8.5 million of our new portfolios. We anticipate that Matterhorn's purchases will continue to substantially exceed Performance Capital Management's purchases in 2006.

On July 13, 2004, effective June 10, 2004, we entered into a definitive Master Loan Agreement with Varde, a well-known participant in the debt collection industry, to augment our portfolio purchasing capacity using capital provided by Varde. The following list summarizes some of the key business points in our agreement with Varde:

     - The facility provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term;
     - Varde is not under any obligation to make a loan to us if Varde does not approve of the portfolio(s) we propose to acquire and the terms of the acquisition;
     - Varde has the right to participate in any proposed acquisition of a portfolio by us in excess of $500,000 pursuant to a right of first refusal; and
     - We must agree with Varde on the terms for each specific advance under the loan facility, including such material terms as (a) the relative sizes of our participation and Varde's in supplying the purchase price; (b) the amount of servicing fees we will receive for collecting the portfolio; (c) the rates of return on the funds advanced by Varde and us; and (d) the split of any residual collections after repayment of the purchase price (plus interest) to Varde and us and payment of servicing fees.

We will never have outstanding indebtedness of the full $25 million at any one time, due to the cumulative nature of the facility. We have created Matterhorn, a wholly-owned subsidiary, to serve as the entity that will purchase portfolios under the loan agreement with Varde. Varde has a first priority security interest in all the assets of Matterhorn securing repayment of its loans and payment of its interest in residual collections. Performance Capital Management has entered into a Servicing Agreement with Matterhorn as part of the agreement with Varde, and Varde has a security interest in Matterhorn's rights to proceeds under the Servicing Agreement. Under the Servicing Agreement, Performance Capital Management will collect the portfolios purchased by Matterhorn in exchange for a fee that will be agreed upon prior to the funding of each individual financing by Varde. Performance Capital Management has also guarantied certain of Matterhorn's operational obligations under the loan documents. Varde may exercise its rights under its various security interests and the guaranty if an event of default occurs. These rights include demanding the immediate payment of all amounts due to Varde, as well as liquidating the collateral. A failure to make payments when due, if not cured within five days, is an event of default. Other events of default include:

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

When we identify a portfolio we would like to acquire using the loan facility, Matterhorn will make a proposal to Varde, specifying, among other things:

     - Total cost of the portfolio(s), including closing costs and amortized expenses;
     -    Proportions  of  the  total  cost  to  be  funded  by  Varde  and  us;
     - Percentage of collections to be paid to Performance Capital Management as a servicing fee;
     -    Rates  of  return  on  the  funds  advanced  by  Varde  and  us;  and
     - Proportions of residual collections to Varde and Matterhorn after payment of the preceding four items.

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

PORTFOLIO PROCESSING

Once we acquire a portfolio we primarily focus on collecting it, although we frequently sell certain portions of portfolios we purchase and then collect the balance of the portfolio. In most instances we will limit these resales of certain portions of portfolios to those we acquire using solely our own funds, and use those resales to ensure that the retained portion of the portfolio conforms to our size, pricing and collectibility parameters. In certain Matterhorn purchases, we have obtained Varde's consent to sell a portion of Matterhorn's portfolio acquisition and to apply the proceeds to a paydown of the note due to Varde in connection with the purchase. In addition, from time to time we sell some of our portfolios, either to capitalize on market conditions, to dispose of a portfolio that is not performing or to dispose of a portfolio whose collection life, from our perspective, has run its course. When we engage in these sales, we continue collecting the portfolio right up until the closing of the sale. For any portfolios acquired using Varde capital, we must obtain Varde's consent for any sale.

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

We collect the majority of the portfolios we acquire. We have a fully operational collection facility employing, on average, the equivalent of between 40 and 50 full-time collectors who man phones contacting debtors utilizing the dialer. We have computer technology and equipment that aid in the collection of charged-off consumer debt portfolios. We utilize collection DAKCS software and a dialer to maximize the efficiency of our collectors by automatically sifting out calls where a live person does not answer, enabling our collectors to spend their time talking to live debtors rather than dialing numbers where there is no answer, a busy signal or an answering machine. Our DAKCS/dialer system has the flexibility to control for all types of variables in the way it places calls, for example, being sensitive to the effect of time zones and controlling for particular state laws that impose blackout times. We believe that this technology, which is industry-standard for sophisticated collectors, provides us with the ability to compete effectively in the collection industry.

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

We believe our current collection infrastructure could handle a greater volume of accounts. We view our material fixed costs as:

     -    Payroll  for  administrative  staff;
     -    Rent;
     -    Computer  maintenance;
     -    Professional  services;  and
     -    Insurance.

We do not believe these costs will increase substantially if we substantially increase the volume of accounts that we collect. We expect to continue improving collection efficiency in 2006 based on our substantial portfolio purchases in 2005. As we increase the volume of accounts we collect, we believe the following costs, which we view as variable, will increase:

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

Our agreement with Varde is the most important initiative we have undertaken to leverage our infrastructure resources. We plan to continue to use the Varde facility to obtain an increased volume of accounts to provide increased total revenues from collections that will outpace the corresponding increase in variable costs. We also believe that using the Varde facility permits us to acquire larger denomination portfolios. We believe that some of these larger denomination portfolios have pricing and quality characteristics that are difficult to find in the smaller denomination portfolios we had previously acquired. As we previously discussed, by combining our resources with Varde's, our subsidiary Matterhorn acquired approximately $2.3 million of new portfolios during 2004, and approximately $9.7 million of new portfolios during 2005 (approximately $8.5 million during 2005 after the January 2006 rebalancing discussed above). We anticipate continuing to use the Varde facility during 2006 to increase the volume of accounts available for us to collect, and we expect that this increased volume will drive increased headcount for collection personnel.

We have undertaken a project to get authority to collect in each state where a license, exemption or other such registration is required to collect on behalf of a third party. As we make progress in this project and obtain authority to collect in jurisdictions where the demand for collection services warrants, we will consider collecting accounts for third parties on a case-by-case basis if the economic returns to us seem reasonable.

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

A number of national companies buy large portfolios and resell and/or attempt to collect on them for a certain period of time and then resell them. The Varde loan facility permits us to compete with these national companies, both because of the economic credibility the facility affords and because of the credibility an association with Varde affords within the industry. We also compete with some of these larger companies by joining together with other firms to bid on some large portfolio purchases. In any case, we have succeeded in buying national portfolios directly from original creditors.

The February 2006 issue of Collections & Credit Risk reported an estimate that $350 million to $400 million in public and private capital has been invested with debt purchasers since November 2002. The same article reported that credit card debt prices increased as much as 60 to 80 percent in the last two years. These general price increases have resulted in debt buyers cutting their profit expectations and lengthening the period over which they expect to collect their portfolios. This general increase in portfolio purchase prices reduces the expected rate of return on portfolios available for purchase and increases the focus on the cost to collect portfolios. It is possible that larger, better funded competitors able to achieve economies of scale will try to use their superior financial resources to acquire portfolios at these higher prices and drive smaller less well capitalized collectors such as us out of business. We have responded to these pricing pressures by augmenting our purchases from originating creditors with purchases on the secondary market. We must compete in this environment by continually seeking out quality sources of portfolios and conducting rigorous due diligence on those portfolios that we do purchase to ensure that we can recover the cost we pay for the portfolios, repay funds borrowed to purchase portfolios, pay our collection and operating costs and still have a profit.

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

Fair Debt Collection Practices Act. Certain of our operations are subject to the Fair Debt Collection Practices Act, or FDCPA, and comparable statutes existing in many states. Under the FDCPA, a debt collector is restricted in the methods it uses to collect consumer debt. For example, a debt collector (1) is limited in communicating with persons other than the consumer about the consumer's debt,
(2) may not telephone at inconvenient hours, and (3) must provide verification of the debt at the consumer's request. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the FDCPA. In addition, some states and certain municipalities require debt collectors to obtain a license, exemption or other such registration before collecting debts from debtors within those jurisdictions. Our policy is to comply with the provisions of the FDCPA, comparable state statutes and applicable licensing requirements. Although many states do not require that debt owners obtain a license, exemption or other such registration to collect in the state, we believe that a number of states will act to require such compliance in the future. To safeguard against this possibility and to retain flexibility to collect for third parties if such an opportunity presents itself, we have undertaken a project to obtain authority to collect in each jurisdiction where a license, exemption or other such registration is required to collect on behalf of a third party. We have established policies and procedures to reduce the likelihood of violations of the FDCPA and related state statutes. For example, our account representatives receive training on these policies and must pass a test on the FDCPA, and our collectors work in an open environment that allows managers to monitor their interaction with debtors.

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

Additionally, there are, in some states, statutes and regulations comparable to and in some cases more stringent than the above federal laws, and specific licensing, exemption or other such registration requirements that affect our operations. State laws may also limit credit account interest rates and the fees, as well as limit the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts.

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

EMPLOYEES

As of March 1, 2006, we had 84 full-time employees and 4 part-time employees classified as follows: 3 full-time executive officers; 19 full-time and 3 part-time administrative personnel; and 62 full-time, including supervisors, and 1 part-time collection personnel.

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

LIMITED OPERATING HISTORY

We have only been operating as a consolidated entity since February 2002, when we emerged from bankruptcy. Our business model continues to evolve with each year of operating experience as we respond to pressures in the marketplace. Our limited operating history means we do not have the benefit of the many years of experience that some other companies have and can use to modify their business plans and optimize their business strategies. Our limited operating history makes an evaluation of our business and prospects difficult.

OUR GROWTH AND OPERATING RESULTS COULD BE IMPAIRED IF WE ARE UNABLE TO MEET OUR FUTURE CAPITAL NEEDS

Our ultimate success depends on our ability to continue to generate revenue through our operations. If our operations are impaired for any reason, the Varde loan facility is not available to supply working capital for operations, and we do not have another source of funding readily available to fund our continued operations. In addition, we have distributed some capital to our members each of the past twelve quarters. If we encounter some impairment in our ability to operate, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If unavailable, our operations could be severely limited, and we may not be able to implement our business plan in a timely manner or at all. We may not be able to access capital markets due to the lack of liquidity of our securities. If equity financing is used to raise additional working capital, the ownership interests of our existing LLC Unit holders will be diluted.

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

Any of these effects would severely limit our ability to generate the level of collections that we believe our fixed costs can support. In addition, we would have to reduce our variable collection costs, principally by terminating collection personnel. These steps would reduce our collection efficiency, and we might find it difficult to recover quickly from the damage to our reputation as an employer. Overall, these effects would lead to reduced revenues and lower margins, and could place us at risk of our revenues not covering costs if we could not reduce costs quickly enough.

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

WE EXPERIENCE HIGH EMPLOYEE TURNOVER RATES AND MAY NOT BE ABLE TO HIRE AND RETAIN ENOUGH SUFFICIENTLY TRAINED EMPLOYEES TO SUPPORT OUR OPERATIONS

The debt servicing and collection industry is very labor intensive and, similar to other companies in our industry, we typically experience a high rate of employee turnover for our collection personnel. Our annual turnover rate for our collection personnel who man phones contacting debtors utilizing the dialer, excluding those employees that do not complete our eight-day training program, was approximately 100%. We compete for qualified personnel with companies in our industry and in other industries. Our growth requires that we continually hire and train new collectors. A higher turnover rate among our collectors will increase our recruiting and training costs and limit the number of experienced collection personnel available to service our charged-off consumer debt. If this were to occur, we would not be able to service our charged-off debt portfolios effectively and this would reduce our ability to continue our growth and operate.

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

The loss of the services of one or more of our executive officers or key employees could disrupt our operations. We have employment agreements with David Caldwell, our Chief Operations Officer, William Constantino, our Chief Legal
Officer, and Darren Bard, our Chief Information Officer. However, these agreements do not and will not assure the continued services of these officers. The 2002 employment agreements with our executive officers currently in effect have a term of five years, ending in July 2007, with automatic one-year renewals thereafter on an annual basis, unless either party gives notice to the other party at least ninety (90) days prior to the expiration of any such term, of the noticing party's intention not to renew the term of the agreement. Our success depends on the continued service and performance of our executive officers, and we cannot guarantee that we will be able to retain those individuals. The loss of the services of one or more of our executive officers could seriously impair our ability to continue to acquire or collect on debt and to manage and expand our business. We do not currently maintain key man life insurance for our officers.

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

ITEM 2.   DESCRIPTION OF PROPERTY
---------------------------------

Our principal business offices and primary operations facility are located in approximately 14,000 square feet of leased space in Anaheim, California. The term of the lease is five years commencing on December 1, 2001. A security deposit of $50,357 was paid upon execution of the lease on October 24, 2001. The base monthly lease rate for year five of the lease, commencing on December 1, 2005, is approximately $25,178, plus common area cost increases. We are currently actively pursuing our lease alternatives and have not yet exercised our option to renew our lease for a term of five more years. The option to renew our current lease expires in April 2006. We do not consider the leased facility to be material to our operations. We believe that equally suitable alternative facilities are available in the area where we currently do business. We believe we keep our premises and its contents adequately insured against common perils consistent with industry standards.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

To the knowledge of our executive officers and directors, we are not party to any material legal proceeding or litigation and none of our property is the subject of a pending legal proceeding and our executive officers and directors know of no other threatened or contemplated legal proceedings or litigation outside of the ordinary course of our business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS AND SMALL
--------------------------------------------------------------------------------
BUSINESS  ISSUER  PURCHASES  OF  EQUITY  SECURITIES
---------------------------------------------------

MARKET

There is no trading market for our securities at present and there has been no trading market to date. We are not planning and do not intend to facilitate the development of a trading market.

HOLDERS OF RECORD

As of March 1, 2006, we had approximately 2,500 members, and two economic interest owners who are non-voting LLC Unit Holders.

DISTRIBUTIONS

Our Operating Agreement calls for us to make pro-rata cash distributions to our members based on their unreturned capital (certain investors received approximately $19.3 million of payment from various PAM Funds prior to the bankruptcy filing) until all members receive their full capital investment back without interest. From February 4, 2002 (Inception) to December 31, 2005, we have made distributions to the members and economic interest owners totaling approximately $13.8 million. After all investor capital investments are paid back, any further distributions are to be made, as determined by our Board of Directors, in its sole and absolute discretion, pro rata based upon ownership of LLC Units outstanding.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

We did not issue or sell any equity securities during the fiscal year ended December 31, 2005.

PURCHASES OF SECURITIES

We did not purchase any LLC Units from our members during the fourth quarter ended December 31, 2005. However, the Company completed a procedure at the end of the fourth quarter 2004 authorized by our plan of reorganization to cancel the interests of members we have not been able to locate. Through delivery to last known addresses and public advertising in a national newspaper in April 2004, we attempted to notify approximately 41 people or entities listed as investors in the PAM Funds. At December 31, 2004, the Company cancelled ownership of approximately 7,055 LLC Units in accordance with the procedure outlined in the reorganization plan. Also, related unreturned capital of approximately $305,000 was cancelled and approximately $152,000 of uncashed distribution checks were forfeited and returned to the Company. The $152,000 of unclaimed distributions was treated as an addition to Members' Equity at the end of the fourth quarter of 2004. During the first quarter of 2005, a total of 65 LLC Units of the previously cancelled LLC Units were reinstated. In the first quarter of 2006, 199 previously cancelled units were reinstated due to an heir establishing ownership.

ITEM 6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

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

Our statement of operations generally will report proportionately low net revenues in periods that have substantial collections of recently purchased portfolios, due to the "front-loaded" cost basis recovery associated with new portfolios. As a result, during times of rapid growth in our portfolio purchases (and probably for several quarters thereafter), our statement of operations may show a net loss. As purchases slow and more collections come from older portfolios whose cost bases have been completely recovered, our statement of operations will begin to report net income, assuming our portfolios perform over time as anticipated and we collect them in an efficient manner. For the foreseeable future, we intend to continue seeking new large dollar-volume portfolio purchases using our loan facility with Varde.

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

As discussed in greater detail below, our credit facility with Varde provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. The facility provides for Varde to receive a residual interest in portfolio collections after all funds invested in the portfolio have been repaid (with interest) and all servicing fees have been paid. We do not record a liability for contingent future payments of residual interests due to the distressed nature of the portfolio assets and the lack of assurance that collections sufficient to result in a liability will actually occur. When such payments actually occur, we will reflect them in our statement of operations.

For ease of presentation in the following discussions of "Operating Results" and "Liquidity and Capital Resources", we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

OPERATING RESULTS

COMPARISON  OF  RESULTS  FOR  THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31,
2004

The  following  discussion compares our results for the years ended December 31,
2005  and December 31, 2004.   Our net income decreased to $205,000 in 2005 from
$791,000  in  2004.

Revenue
-------

Our net revenues increased to $7.8 million in 2005 from $7.5 million in 2004. The following table presents a comparison of the components of our revenues for 2005 and 2004, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                       Total                  Collections                 Sales
                             ------------------------  ------------------------  ------------------------
                                For the Year Ended       For the Year Ended         For the Year Ended
                                   December 31,              December 31,              December 31,
                                2005         2004         2005         2004         2005         2004
                             -----------  -----------  -----------  -----------  -----------  -----------
                                 ($ in millions)           ($ in millions)            ($ in millions)
     Total revenues          $     13.8   $     14.0   $     13.0   $      9.9   $      0.8   $      4.1
     Less basis recovery           (6.0)        (6.5)        (5.6)        (3.4)        (0.4)        (3.1)
                             -----------  -----------  -----------  -----------  -----------  -----------
     Net revenues            $      7.8   $      7.5   $      7.4   $      6.5   $      0.4   $      1.0
                             ===========  ===========  ===========  ===========  ===========  ===========
     Net revenue percentage        56.4%        53.6%        57.0%        66.0%        47.5%        23.9%

Portfolio collections provided 94.2% of our total revenues in 2005 and 70.5% in 2004. We showed improvements in both total and net revenues from portfolio collections. Our total revenues from portfolio collections increased by $3.1 million substantially due to collections from recently purchased portfolios and increased efficiency in collection procedures for both recently purchased and older portfolios. The increase in the volume of accounts available for collection has facilitated an increase in collection efficiency as measured by the dollar volume of collections per collector. Our net revenues from portfolio collections increased by $900,000, but the percentage of net collection revenues to total collection revenues declined by nine percent. These results reflect the fact that recently purchased portfolios (which provide no net revenues because of front-loaded cost basis recovery) provided a substantial portion of our increased total collection revenues.

During 2005 we acquired $11.5 million of new portfolios (net of returns). We resold $461,000 of these portfolio purchases in January, 2006. During 2004 we acquired $5.3 million of new portfolios (net of portions of portfolios we promptly resold). We expect to continue to have strong total collection revenue as we collect these recent portfolio purchases. The cost basis recovery associated with collecting portfolios that we have acquired in 2005 and plan to acquire in 2006 could continue to offset the increase in net revenue percentage we would otherwise expect our older portfolios (whose cost bases we have completely recovered) to generate and actually result in a further decline in our net revenue percentage.

Both our total and net revenues from portfolio sales showed dramatic decreases. As part of our program to emphasize efforts to continue to collect some of our older portfolios, we identified a substantial number of older portfolios whose collection lives, from our perspective, have run their course. We identified these portfolios as candidates for sale and were able to sell a number of them in the first six months of 2004 on terms we considered acceptable. We engaged in further sales of such portfolios in the second quarter of 2005, but not nearly at the magnitude of the sales during the first six months of 2004. We may engage in further sales of such portfolios if we believe market conditions are acceptable, but we do not believe any such sales would approach the magnitude of sales from 2004. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. During 2004 the prompt resale of portions of portfolios we purchased provided approximately $2.2 million of our $4.1 million of total revenues from portfolio sales. The prompt resale of portions of portfolios we purchased during 2005 did not provide material total or net revenues. We anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

If we exclude the effect of portfolio sales, our net income decreased to a net loss of $173,000 in 2005 from a net loss of $196,000 in 2004. As long as we succeed at using the Varde facility to increase portfolio purchases on a year-to-year basis, we do not expect our collection activity to show net income, due to front-loaded cost basis recovery. If our purchasing patterns slow, we believe that our collection activity will begin to show net income. Our overall net income of $205,000 and $791,000 in 2005 and 2004, respectively, is essentially due to the net revenues we derived from portfolio sales.

Operating Expenses
------------------

Our total operating costs and expenses increased to $7.2 million in 2005 from $6.7 million in 2004, due primarily to the increase in collection costs associated with our increase in collection revenue. Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, decreased to 55.3% in 2005 from 67.4% in 2004. The improvement in this ratio results principally from the increase in our total collection revenues to $13.0 million in 2005 from $9.9 million in 2004 outpacing increases in our operating expenses on a percentage basis. We accomplished this efficiency improvement through a three-part strategy: (1) increasing total collection revenues by capitalizing on the increased volume of accounts we have available to collect; (2) using our existing infrastructure to collect a greater dollar volume of accounts; and (3) continuing to reduce variable costs required to collect each dollar of revenue. We believe that our agreement with Varde, discussed in greater detail below, has played, and will continue to play, a significant role in enabling us to increase the volume of accounts we have available to collect. We plan to continue improving this efficiency measure, both by continuing to increase total revenues (while holding infrastructure costs down) and by continuing to reduce variable costs required to collect each dollar of revenue. We intend to continue monitoring the magnitude of the change in the margin by which our total collection revenues exceed our operating costs and expenses relative to the principal and interest we pay to Varde under the credit facility to ensure that the Varde facility provides additional liquidity to us and does not result in loan payments that will deplete our cash balances.

Our general and administration expenses increased to $2.9 million in 2005 from $2.5 million in 2004, due primarily to increased collection costs associated with our increase in collection revenues. Our salaries and benefits expenses increased to $4.1 million in 2005 from $4.0 million in 2004, due principally to increases in administrative payroll and incentive pay for collectors. Incentive pay has increased because our collectors have reached collection targets that have resulted in the increases in total collection revenues we discussed above. Our operating expenses may continue to increase in 2006 as we increase the volume of accounts we collect, but we expect increases in total revenues to continue to outpace any material increases in costs associated with our collection efforts. Our ability to sustain revenue increases that outpace cost increases depends on our ability to continue to identify and make large dollar-volume purchases of portfolios at prices we believe are reasonable.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our cash and cash equivalents increased $149,000 in 2005 to a balance of $2.2 million at December 31, 2005. During 2005 our portfolio collections and sales generated $13.8 million of cash, we borrowed $8.5 million, and we used $7.4 million for operating and other activities, $11.5 million for purchases of new portfolios, $2.6 million to repay loans, and $658,000 for distributions to unit holders.

During 2005, we continued making progress towards achieving results consistent with our business plan: to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios, pay our collecting and operating costs and still have a profit. The large cost basis recovery associated with the recent rapid growth in our portfolios has made it difficult to generate the profit our business plan calls for. Excluding the results from portfolio sales in 2005, our cost basis recovery of $5.6 million plus our operating, interest and other expenses of $7.6 million slightly exceeded our total revenues from collections of $13.0 million. We generated sufficient cash to repay the portion of borrowed funds that came due in 2005. We believe these results reflect the steady progress we have made to focus on collecting the right portfolios in an efficient manner. We believe our future results will continue to reflect this progress, although the "front-loading" of cost basis recovery from our recent large portfolio purchases could once again cause our statement of operations to show a net loss.

During 2005 we believe we continued to improve the balance between our new and old portfolios by purchasing the largest dollar amount of portfolios in one year since inception ($11.5 million in 2005; $11.0 million after adjusting for the January 2006 rebalancing described in the business description). In addition, we believe that our procedures to ensure that our collectors continue to focus collection efforts on older portfolios that still have returns to yield, rather than focusing just on the most recently acquired portfolios, continue to show results. We have used our dialer to ensure that our collectors continue to focus on portfolios other than those we have most recently acquired. By monitoring the results of calls originated through our dialer, we identified portfolios that required more cost to collect than others. Particularly where we had worked to collect these portfolios over an extended period of time, we determined that some of our portfolios' collection lives had run their course from our perspective. We sold a number of older portfolios identified by this process in 2004 and a lesser number of such portfolios in the second quarter of 2005. We believe this process of constantly evaluating portfolio returns against costs of collection should continue to improve the balance between our new and old portfolios. Current plans for 2006 do not call for the sale of a large number of older portfolios, but we may engage in further sales if we believe market conditions are acceptable.

During 2005, we continued to simultaneously address two objectives: (1) to increase the volume of portfolios available for collection in order to capitalize on infrastructure capacity and (2) to maintain cash liquidity. Of the $11.5 million of portfolios we purchased in 2005, we effectively retained $11.0 million to collect (we promptly resold the other $461,000 in the January 2006 rebalancing). Of the $7.4 million of portfolios we purchased in 2004, we retained $5.3 million to collect (we promptly resold the other $2.1 million). These purchases enabled us to reverse a trend in 2003 of steadily declining portfolio cost basis, which had resulted from our difficulty in finding portfolios available for purchase at prices we considered reasonable. Because of the improvement in the volume of portfolios available for collection, we expect to add collection personnel to capitalize on our infrastructure capacity, with increased total revenues from collections outpacing increased costs associated with added headcount. Whether we continue to acquire portfolios at the same pace as in 2005 will continue to depend on our assessment of market conditions, as well as the amount of liquid cash and other financial resources available to us.

We slightly improved our cash liquidity at the same time we increased the volume of our portfolios due primarily to three reasons:
     - We used the Varde credit facility to acquire $8.5 million of our portfolios;
     - Our total revenue from collections of $13.0 million substantially outpaced our cash operating and other cash expenditures of $7.4 million; and
     -    Our  sales  of  older  portfolios  provided  cash  of  $0.8  million.

These three sources of cash, totaling $14.9 million, permitted us to purchase $11.5 million of portfolios, pay $658,000 of distributions to unit holders and repay $2.6 million of loans from Varde, while still increasing our cash on hand by $149,000 from the prior year.

Our portfolios provide our principal long-term source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. The total fair value of our portfolios includes fair value attributable to the residual interests of third parties in collections once all funds (including funds invested by us) invested in a portfolio have been repaid (with interest) and all servicing fees have been paid. The retained fair value of our portfolios excludes fair value attributable to these residual interests. Our estimate of the total fair value of our portfolios at December 31, 2005, increased $8.8 million to $28.0 million from $19.2 million at December 31, 2004. At the same time, the cost basis of our portfolios increased to $8.4 million at December 31, 2005, from $3.0 million at December 31, 2004. Our estimate of the retained fair value of our portfolios at December 31, 2005, increased $8.3 million to $27.5 million from $19.2 million at December 31, 2004.

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

Our estimate of fair value and our portfolio cost basis increased due in part to the large portfolio purchases we made in 2005 and 2004, and fair value also increased because:

     - we believe recently purchased portfolios will provide better collection ratios than some of the older portfolios we inherited from our PAM Fund predecessors;
     - newly acquired portfolios generally provide an increase in fair value substantially greater than the increase in cost basis recorded on our balance sheet; and
     - improved collection procedures have extended the collection lives of some of our older portfolios.

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

We used a discount rate of 20% to determine the fair values of our portfolios at December 31, 2005 and 2004. The following table sets forth alternative estimates of total fair value, retained fair value, and the portion of fair value attributable to residual interests of third parties in collections, if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

                                                         Total               Retained            Fair Value of
                                                       Fair Value            Fair Value        Residual Interests
                                                  --------------------  --------------------  --------------------
                                                      December 31,          December 31,          December 31,
                                                    2005       2004       2005       2004       2005       2004
                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                    ($ in millions)       ($ in millions)       ($ in millions)

     Higher collection risk (25% discount rate)   $    26.2  $    17.9  $    25.7  $    17.9  $     0.5  $       *
     Assumed collection risk (20% discount rate)  $    28.0  $    19.2  $    27.5  $    19.2  $     0.5  $       *
     Lower collection risk (15% discount rate)    $    30.3  $    20.8  $    29.7  $    20.8  $     0.6  $       *

* No fair value of residual interests was calculated at December 31, 2004 because the amounts were not material.

Our estimates of fair values also would change if we revised our projections of the magnitude and timing of future collections. Because of the inherent uncertainty associated with predicting future events, our determinations of fair values at any particular point in time are only estimates, and actual fair values could ultimately vary significantly from our estimates.

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

We do not present the portion of fair value attributable to residual interests of third parties in collections as a liability in our financial statements, although it does represent a contingent obligation to make payments to a third party. Because we will receive a servicing fee and our share of residual collections, we believe collections of the specified portfolios will generate funds sufficient to pay these residual interests to third parties as they come due and cover our operating costs, with the potential for some profit on our part. If our collection efficiency declines significantly, however, we might have to use some of our own capital to cover operating costs.

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

In the near term we plan to use some of our cash collections representing cost basis recovery to make distributions to our members and interest holders. Ultimately we plan to generate cash in excess of our collection and operating costs and our cost basis recovery and to use some of the excess cash to make distributions to our members and interest holders. Beginning in April 2003, we began making quarterly distributions. During 2005, we made distributions totaling $658,000. We made a distribution of $165,000 in January 2006 relating to our quarter ended December 31, 2005.

Our agreement with Varde provides us with a source of capital to purchase new portfolios. The agreement provides up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. We will never have outstanding indebtedness approaching the full $25 million at any one time, due to the cumulative nature of the facility. At December 31, 2005, Matterhorn owed $7.3 million under the facility in connection with purchases of certain charged-off loan portfolios. Under the credit facility, Varde has a first priority security interest in Matterhorn's assets. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of $7.7 million at December 31, 2005. The loan advances have minimum payment threshold points with terms of two years and bear interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from December 2006 to December 2007. Once all funds (including funds invested by us) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde's loan is repaid (i.e., after the funds invested by us are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full.

The amount of remaining available credit under the facility at December 31, 2005 was $14.8 million. Matterhorn has borrowed a total of $10.2 million, with $7.3 million outstanding at December 31, 2005. There can be no assurance that Varde will advance any new money under the facility, because in each instance Varde must approve of the portfolio(s) we propose to acquire and the terms of the acquisition. We do not have any plans to raise equity capital. Based on our cash position and current financial resources, and assuming our operating results continue to increase at projected levels, we believe we have adequate capital resources to continue our business as presently conducted for the foreseeable future. We plan to continue to use the Varde credit facility to maximize the return on our infrastructure and to continue to reduce variable costs required to collect each dollar of revenue. We will continue to consider other alternatives to increase the volume of accounts we service, however, if the economic returns to us seem reasonable.

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

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------


                       INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                            Page
                                                                                           -----
Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . .     26

Consolidated Balance Sheets as of December 31, 2005 and 2004. . . . . . . . . . . . . . .     27

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004. . .     28

Consolidated Statements of Members' Equity for the years ended December 31, 2005 and 2004     29

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004. . .     30

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .  31-42

            [MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------


To the Members and Board of Directors
Performance Capital Management, LLC
Anaheim, California

We have audited the accompanying consolidated balance sheets of Performance Capital Management, LLC and its wholly owned subsidiary Matterhorn Financial Services, LLC, as of December 31, 2005 and 2004, and the related consolidated statements of operations, members' equity, and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Performance Capital Management, LLC and its wholly owned subsidiary Matterhorn Financial Services, LLC, as of December 31, 2005 and 2004 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.


/s/ MOORE STEPHENS WURTH FRAZER AND TORBET, LLP


March 20, 2006
Orange, California

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004


                                   ASSETS
                                   ------
                                                2005         2004
                                             -----------  ----------
  Cash and cash equivalents                  $ 1,810,677  $1,920,155
  Restricted cash                                380,352     122,205
  Other receivables                               25,678      31,494
  Purchased loan portfolios, net               8,446,724   2,991,642
  Property and equipment, net                    141,169     254,808
  Deposits                                        57,746      56,588
  Prepaid expenses and other assets               90,843      86,063
                                             -----------  ----------

      Total assets                           $10,953,189  $5,462,955
                                             ===========  ==========


                       LIABILITIES AND MEMBERS' EQUITY
                       -------------------------------
LIABILITIES:
  Accounts payable                           $    78,644  $   59,275
  Accrued liabilities                            346,554     373,924
  Accrued interest                                30,225       8,075
  Notes payable                                7,336,505   1,417,043
  Income taxes payable                            27,580      18,290
                                             -----------  ----------
    Total liabilities                          7,819,508   1,876,607

COMMITMENTS AND CONTINGENCIES                          -           -

MEMBERS' EQUITY                                3,133,681   3,586,348
                                             -----------  ----------

      Total liabilities and members' equity  $10,953,189  $5,462,955
                                             ===========  ==========


                  The accompanying notes are an integral part of these consolidated financial statements.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                              2005          2004
                                          ------------  ------------
REVENUES:
  Portfolio collections                   $13,042,397   $ 9,893,941
  Portfolio sales                             796,712     4,133,628
                                          ------------  ------------
      Total revenues                       13,839,109    14,027,569
  Less portfolio basis recovery             6,033,306     6,514,291
                                          ------------  ------------

NET REVENUES                                7,805,803     7,513,278
                                          ------------  ------------

OPERATING COSTS AND EXPENSES:
  Salaries and benefits                     4,144,819     4,018,263
  General and administrative                2,921,423     2,473,231
  Depreciation                                147,494       175,945
                                          ------------  ------------
      Total operating costs and expenses    7,213,736     6,667,439
                                          ------------  ------------

INCOME FROM OPERATIONS                        592,067       845,839
                                          ------------  ------------

OTHER INCOME (EXPENSE):
  Reorganization costs                           (440)      (52,578)
  Interest income                              16,707        11,034
  Other income                                  5,419        36,819
  Interest expense                           (379,137)      (29,817)
                                          ------------  ------------
      Total other expense, net               (357,451)      (34,542)
                                          ------------  ------------

INCOME BEFORE INCOME TAX PROVISION            234,616       811,297
INCOME TAX PROVISION                           29,180        20,690
                                          ------------  ------------

NET INCOME                                $   205,436   $   790,607
                                          ============  ============

NET INCOME PER UNIT
  BASIC AND DILUTED                       $       .36   $      1.38
                                          ============  ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                             PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                               FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                                                    Total
                                        Member      Unreturned      Abandoned     Accumulated      Members'
                                        Units         Capital        Capital        Deficit         Equity
                                     ------------  -------------  -------------  -------------  -------------
Balance, December 31, 2003               570,916   $ 25,612,977   $     31,926   $(22,327,145)  $  3,317,758

Distributions to investors                             (673,572)             -              -       (673,572)

Distributions forfeited                                 151,555              -              -        151,555

Cancellation of investor units            (7,055)      (457,318)       457,318              -              -

Net income                                                    -              -        790,607        790,607
                                     ------------  -------------  -------------  -------------  -------------

Balance, December 31, 2004               563,861   $ 24,633,642   $    489,244   $(21,536,538)  $  3,586,348

Reinstatement of Units to Investors           65          3,503         (3,503)             -              -

Distributions to investors                             (658,103)             -              -       (658,103)

Net income                                                    -              -        205,436        205,436
                                     ------------  -------------  -------------  -------------  -------------

Balance, December 31, 2005               563,926   $ 23,979,042   $    485,741   $(21,331,102)  $  3,133,681
                                     ============  =============  =============  =============  =============


                  The accompanying notes are an integral part of these consolidated financial statements.

                       PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                          2005         2004
                                                                      ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $   205,436   $  790,607
  Adjustments to reconcile net income  to net cash
    provided by operating activities:
            Depreciation                                                  147,494      175,945
            Loss on disposal of fixed asset                                     -        2,333
    (Increase) decrease in assets:
            Other receivables                                               5,816      (17,002)
            Purchased loan portfolios                                  (5,455,082)    (910,146)
            Prepaid expenses and other assets                              (5,938)      49,675
    Increase (decrease) in liabilities:
            Accounts payable                                               19,369       (9,460)
            Accrued liabilities                                           (27,370)      60,572
            Accrued interest                                               22,150        8,075
            Income taxes payable                                            9,290        2,500
                                                                      ------------  -----------
                 Net cash (used in) provided by operating activities   (5,078,835)     153,099
                                                                      ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                     (33,855)     (35,162)
                                                                      ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on loans payable                                           8,533,540    1,702,331
  Repayment of loans payable                                           (2,614,078)    (285,288)
  Distributions to investors                                             (658,103)    (673,572)
  Distributions forfeited                                                       -      151,555
                                                                      ------------  -----------
                 Net cash provided by  financing activities             5,261,359      895,026
                                                                      ------------  -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   148,669    1,012,963

CASH AND CASH EQUIVALENTS, beginning of period                          2,042,360    1,029,397
                                                                      ------------  -----------

CASH AND CASH EQUIVALENTS, end of period                              $ 2,191,029   $2,042,360
                                                                      ============  ===========


    Income taxes paid                                                 $    19,890   $   18,190
                                                                      ============  ===========

    Interest paid                                                     $   356,987   $   21,742
                                                                      ============  ===========


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

Reorganization plan
-------------------

The following is a summary of the ownership interest of PCM LLC pursuant to the terms of the Reorganization Plan:

  Original
   Fund's       Number of         Number of           Percentage
    Name       Unit Holders     PCM LLC Units     Interest in PCM LLC
-------------  ------------     -------------     -------------------
PAM                     370            52,050                       9
PAMII                   459            76,700                      13
PAMIII                  595            99,900                      18
PAMIV                  1553           285,950                      50
PAMV                    327            56,950                      10
                                -------------     -------------------
       Totals                         571,550                     100
                                =============     ===================

The following is a summary of the ownership interest of Performance Capital Management, LLC as of December 31, 2005:

  Original
   Fund's        Number of           Percentage
    Name       PCM LLC Units     Interest in PCM LLC
-------------  -------------     -------------------
PAM                   51,565                       9
PAMII                 76,101                      14
PAMIII                97,759                      17
PAMIV                281,980                      50
PAMV                  56,521                      10
               -------------     -------------------
       Totals        563,926                     100
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

The combination of the Partnerships and PCM INC is summarized as follows (in thousands):

                                     PAM      PAMII     PAMIII    PAMIV      PAMV     PCM INC     Total
                                  -----------------------------------------------------------------------
Sale of Limited
  Partnership Units               $  5,205   $ 7,670   $ 9,990   $28,595   $ 5,965   $      -   $ 57,425

Distributions
  to Investors                      (3,704)   (4,137)   (3,719)   (6,920)     (829)         -    (19,309)
                                  -----------------------------------------------------------------------

Unreturned Capital                   1,501     3,533     6,271    21,675     5,136          -     38,116

Accumulated Deficit                   (288)   (1,333)   (2,424)   (9,330)   (2,561)    (2,302)   (18,238)
                                  -----------------------------------------------------------------------

Cash and Net Assets
  Transferred to PCM LLC          $  1,213   $ 2,200   $ 3,847   $12,345   $ 2,575   $ (2,302)    19,878
                                  ============================================================

Cumulative Distributions For The
  Period February 4, 2002
  Through December 31, 2003                                                                      (12,472)

Cumulative Net Loss For The
  Period February 4, 2002
  Through December 31, 2003                                                                       (4,088)
                                                                                                ---------
Members' Equity PCM, LLC
  at December 31, 2003                                                                             3,318

2004 Distributions to Investors                                                                     (674)

Distributions Forfeited                                                                              152

Net Income For The Year
  Ended December 31, 2004                                                                            790
                                                                                                ---------
Members' Equity PCM, LLC
  at December 31, 2004                                                                             3,586

2005 Distributions to Investors                                                                     (658)

Net Income For The Year
  Ended December 31, 2005                                                                            205
                                                                                                ---------

Members' Equity PCM, LLC
  at December 31, 2005                                                                          $  3,133
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

Wholly-owned Subsidiary
-----------------------

In July, 2004, the Company completed a credit facility (effective June 10, 2004) with Varde Investment Partners, L.P. ("Varde"), a participant in the debt collection industry, to augment portfolio purchasing capacity using capital provided by Varde. To implement the agreement, PCM LLC created a wholly-owned subsidiary, Matterhorn. The facility provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. Varde is not under any obligation to make a loan to Matterhorn and Varde must agree on the terms for each specific advance under the loan facility. Under the terms of the facility, Varde will receive both interest and a portion of any residual collections on the portfolios acquired with a loan, after repayment of the purchase price (plus interest) to Varde and the Company and payment of servicing fees. Portfolios purchased using the facility will be owned by PCM LLC's subsidiary, Matterhorn. Varde has a first priority security interest in Matterhorn's assets securing repayment of its loans.

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

Fresh start accounting
----------------------

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

The Company provides a valuation allowance for an acquired loan portfolio when the present value of expected future cash flows does not exceed the carrying value of the portfolio.

Over the life of the portfolio, the Company's management continues to review the carrying values of each loan for impairment. If net present value of expected future cash flows falls below the carrying value of the related portfolio, the valuation allowance is adjusted accordingly.

Cash and cash equivalents
-------------------------

The Company defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $1.9 million as of December 31, 2005. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

Restricted cash consists principally of cash held in a segregated account pursuant to the Company's credit facility with Varde. The Company and Varde settle the status of these funds on a monthly basis pursuant to the credit facility. The proportion of the restricted cash ultimately disbursed by Matterhorn to Varde and PCM LLC depends upon a variety of factors, including the portfolios from which the cash collected, the size of servicing fees on the portfolios that generated the cash, and the priority of payments due on the portfolios that generated the cash.

Property and equipment
----------------------

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2005, management expects these assets to be fully recoverable.

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

Income taxes
------------

PCM LLC is treated as a partnership for Federal income tax purposes and does not incur Federal income taxes. Instead, its earnings and losses are included in the personal returns of its members.

PCM LLC is also treated as a partnership for state income tax purposes. The State of California imposes an annual corporation filing fee and an annual limited liability company fee.

Members' Equity
---------------

Members' Equity includes voting LLC units held by members and non-voting LLC units held by two economic interest owners. As of December 31, 2005, PCM LLC had 540,204 voting LLC units (540,139 LLC units as of December 31, 2004) and 23,722 non-voting LLC units (23,722 LLC units as of December 31, 2004). Abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC's plan of reorganization to eliminate the interests of members the Company has not been able to locate. At December 31, 2004, the Company cancelled 7,055 member units and took back approximately $152,000 of related unclaimed distributions under the procedure authorized in the reorganization plan. The $152,000 of unclaimed distributions was treated as an addition to Members' Equity. The total amount of abandoned unreturned capital relating to the 7,055 member units was $457,318. During the first quarter of 2005, a member with 65 units was reinstated. These 65 units had been considered returned voluntarily with the 634 member units surrendered in 2003. It was determined that this was done in error. In the first quarter of 2006, 199 units of previously cancelled units were reinstated due to a beneficiary heir establishing ownership. This was treated as a first quarter 2006 transaction.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact, if any, on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions". The FASB issued this statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, "Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS No. 152 to have a material impact, if any, on the Company's consolidated financial position or results of operations.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47") Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143". FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

In May 2005, the Financial Accounting Standards Board ("FASB") issued FAS No. 154 ("FAS 154"), Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FAS Statement No. 3. APB No. 20, Accounting Changes, and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements, required the inclusion of the cumulative effect of changes in accounting principle in net income in the period of change. FAS 154 establishes, unless impracticable, retrospective application to prior periods' financial statements as the required method for reporting a voluntary change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. If the Company has an accounting change or an error correction, the adoption of FAS No. 154 may have a material impact on our consolidated financial position or results of operations.

In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 05-6, "Determining the Amortization Period for Leasehold Improvements". EITF 05-6 states that the amortization period that is to be used for a leasehold improvement that are placed in service significantly after and not contemplated at the beginning of the lease term should be the lesser of the useful life of the acquired leasehold improvement or a period that reflects renewals that are reasonably assured upon the purchase of the leasehold improvement. EITF 05-6 is effective for periods beginning after June 29, 2005. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FASB  Staff Position (FSP) FAS 115-1/124-1, replacing Emerging Issues Task Force
(EITF) 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" - On November 3, 2005, the FASB released FSP FAS 115-1 and FAS 124-1 replacing EITF 03-1. The final language on FSP FAS 115-1 / FAS 124-1 requires investors to recognize an impairment loss when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP applies to reporting periods beginning after December 15, 2005. The Company does not expect the adoption of Staff Position (FSP) FAS 115-1/124-1 to have a material impact, if any, on our consolidated financial position or results of operations.

In February 2006, the FASB issued FAS No. 155, "Accounting for Certain Hybrid Financial Instruments" (FAS 155), an amendment of FAS 140 and FAS 133. FAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement will be effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company's fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company's 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. The Company does not expect the adoption of FAS 155 to have a material impact, if any, on our consolidated financial position or results of operations.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of December 31, 2005 and 2004 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate their fair values. The total and retained fair values of purchased loan portfolios were determined based on both market pricing and discounted expected cash flows. The total fair value of our portfolios includes fair value attributable to the residual interests of third parties in collections once all funds (including funds invested by us) invested in a portfolio have been repaid (with interest) and all servicing fees have been paid. The retained fair value of our portfolios excludes fair value attributable to these residual interests. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at December 31, 2005 and 2004 was 20%. The estimated total fair value of loan portfolios was $28.0 million and $19.2 million at December 31, 2005 and 2004, respectively, and the estimated retained fair value of loan portfolios was $27.5 million and $19.2 million at December 31, 2005 and 2004, respectively.

NOTE 6 - PURCHASED LOAN PORTFOLIOS

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at December 31, 2005 and 2004 totaled approximately $749 million and $641 million, respectively.

The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the net present value of estimated future cash flows expected to be collected, a valuation allowance is recognized in the amount of such impairment.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PURCHASED LOAN PORTFOLIOS (CONTINUED)

The carrying amount of loans included in the accompanying balance sheets are as follows as of December 31:

                                     2005          2004
                                  -----------  ------------
Unrecovered cost balance,
  beginning of period             $3,003,642   $ 7,619,515
Valuation allowance,
  beginning of period                (12,000)   (5,538,019)
                                  -----------  ------------
Net balance, beginning of period   2,991,642     2,081,496
Net portfolio activity             5,455,082       910,146
                                  -----------  ------------
Net balance, end of period        $8,446,724   $ 2,991,642
                                  ===========  ============

The activity in the loan portfolios in the accompanying financial statements is as follows:

                                                         For the year      For the year
                                                        ended Dec. 31,    ended Dec. 31,
                                                             2005              2004
                                                       ----------------  ----------------
     Purchased loan portfolios                         $    11,488,388   $     7,424,437
     Collections on loan portfolios                        (13,042,397)       (9,893,941)
     Sales of loan portfolios                                 (796,712)       (4,133,628)
     Revenue recognized on collections                       7,473,581         6,571,015
     Revenue recognized on sales                               378,563           986,232
     Increase in valuation allowance due to portfolio
     impairment                                                (46,341)          (43,969)
                                                       ----------------  ----------------
     Net portfolio activity                            $     5,455,082   $       910,146
                                                       ================  ================


The valuation allowances related to the loan portfolios at December 31, 2005 and 2004 are as follows:

                                          December 31,    December 31,
                                              2005            2004
                                          -------------  --------------
Valuation allowance, beginning of period  $      12,000  $   5,538,019
Increase in valuation allowance due to
    portfolio impairment                         46,341         43,969
Decrease in valuation allowance                             (5,569,988)
                                          -------------  --------------
Valuation allowance, end of period        $      58,341  $      12,000
                                          =============  ==============

A review during the fourth quarter of 2004 by management of the portfolio valuation allowance showed that the allowance for certain portfolios had become fully utilized. It was determined that the original portfolio assets were approaching or had reached the end of their producing life. An adjustment was made at year end to reduce the valuation of the original portfolio asset by the offsetting valuation allowances that had been carried by the Company. This caused the amount of valuation allowance to decrease since it was offset by the original portfolio asset. This adjustment of offsetting the original portfolio asset against the valuation allowance had no effect on net income, members' equity or cash flows.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - OTHER RECEIVABLES

Other receivables consist of collections on portfolios received by a third party collection agency.

NOTE 8 - NOTES PAYABLE

The Company has entered into an agreement for a credit facility with Varde that provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. PCM LLC's wholly-owned subsidiary Matterhorn owed approximately $7.3 million and $1.4 million at December 31, 2005 and 2004, respectively, under the facility in connection with its purchase of certain charged-off loan portfolios. The total amount borrowed was approximately $10.2 million and $1.7 million at December 31, 2005 and 2004, respectively. The loan has minimum payment threshold points. Each advance has a term of two years and bears interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from December 2006 to December 2007, with the approximate following principal payments due:

                  Year Ending
                 December 31,
               ----------------
                    2006         $ 2.1 million
                    2007         $ 5.2 million

Once all funds (including funds invested by the Company) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde's loan is repaid (i.e., after the funds invested by the Company are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. Varde has a first priority security interest in all the assets of Matterhorn, securing repayment of its loans and payment of its residual interest. PCM LLC, our parent operating company, has guarantied certain of Matterhorn's operational obligations under the loan documents. The amount of remaining available credit under the facility was approximately $14.8 million and $23.3 million at December 31, 2005 and 2004, respectively. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of approximately $7.7 million at December 31, 2005.

NOTE 9- PROPERTY AND EQUIPMENT

Property  and  equipment  is  as  follows  as  of  December  31:

                                        2005        2004
                                     ----------  ----------
Office furniture and equipment       $ 286,822   $ 284,171
Computer equipment                     525,427     494,223
Leasehold improvements                  36,982      36,982
                                     ----------  ----------
  Totals                               849,231     815,376
Less accumulated depreciation         (708,062)   (560,568)
                                     ----------  ----------
  Property and equipment, net        $ 141,169   $ 254,808
                                     ==========  ==========

Depreciation expense for the years ended December 31, 2005 and 2004 amounted to $147,494 and $175,945 respectively.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease  commitments
------------------

The Company currently leases office space in Anaheim, California under a non-cancelable five year operating lease. Under the lease agreement, PCM LLC must pay a basic monthly rental charge plus a portion of the building's common area expenses.

Future  minimum  lease  commitments  as  of  December  31,  2005 are as follows:

               Year ending
               December 31,
               ------------
                   2006      $295,000
                Thereafter          -

Rental expense for the years ended December 31, 2005 and December 31, 2004 amounted to approximately $328,000 and $319,000 respectively. The term of the lease is five years commencing on December 1, 2001. The Company is currently actively pursuing its lease alternatives and has not yet exercised its option to renew its lease for a term of five more years. The option to renew its current lease expires in April 2006. The Company is obligated under a five year equipment lease, expiring in 2009, for minimum payments of $4,800 per year.

NOTE 11 - EARNINGS PER MEMBER UNIT

Basic and diluted earnings per member unit are calculated based on the weighted average number of member units issued and outstanding (563,926 for the year ended December 31, 2005 and 570,916 for the year ended December 31, 2004).

NOTE 12 - EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan covering all eligible full-time employees of PCM LLC (the "Plan Sponsor") who are currently employed by the Company and have completed six months of service from the time of enrollment. The Plan was established by the Plan Sponsor to provide retirement income for its employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974 as amended (ERISA).

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

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None.

ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and our Accounting Manager, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, may be detected. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of December 31, 2005, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As noted below, however, we previously identified a weakness in our disclosure controls and procedures that existed during the period ended September 30, 2004.

During the process of evaluating and testing the effectiveness of our disclosure controls and procedures for the period ended September 30, 2004, management identified a potential deficiency involving the Company's failure to timely disclose an event that was reportable under new Form 8-K Item 2.03. Disclosure of this event was included in our Form 10-QSB for the quarter ended September 30, 2004, under Part II, Item 5. Since identifying this potential deficiency, management has begun to monitor this potential deficiency in order to determine whether any further mitigating controls are necessary. We filed a current report on Form 8-K Item 2.03 one day late during the fourth quarter, on December 29, 2004, for a closing under the Varde credit facility that occurred on December 21, 2004. Another closing under the Varde credit facility occurred on February 25, 2005, and we timely filed a current report on Form 8-K Item 2.03 on March 2, 2005. On December 30, 2005, we had a closing under the Varde credit facility, which we disclosed in a Form 8-K under Item 2.03 dated December 30, 2005 and filed on February 1, 2006. The Form 8-K was filed 28 days late. As discussed in our business description, we closed this transaction on a tight time line to accommodate the seller's desire to consummate the transaction in 2005, and we then rebalanced this purchase in January 2006, with Varde's consent, by transferring approximately $750,000 of the portfolio to Performance Capital Management and by selling approximately $461,000 of the portfolio to a third party. During the several weeks over which we rebalanced this purchase, we overlooked our obligation to file the required Form 8-K. We intend to formalize a checklist process to be used in connection with future Varde closings to better control all aspects of such transactions, including monitoring the reporting of closings on Form 8-K on a timely basis.

There has been no change in our internal controls over financial reporting that occurred during the fourth quarter of 2005, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION
---------------------------

None.

                                    PART III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

The information required by Item 9 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2005.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

The information required by Item 10 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2005.

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED  SECURITY  HOLDER  MATTERS
----------------------------------

The information required by Item 11 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2005.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by Item 12 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2005.

ITEM 13.  EXHIBITS
------------------

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

  21.1   Subsidiary Company

  31.1   Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

  31.2   Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

  32.1   Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.
         Sec. 1350 *

* The certifications filed under Exhibit 32.1 are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Performance Capital Management, LLC under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language contained in any such filing, except to the extent that Performance Capital Management, LLC specifically incorporates it by reference.

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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

The information required by Item 14 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the year ended December 31, 2005.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               PERFORMANCE CAPITAL MANAGEMENT, LLC


            By:    /s/ David J. Caldwell             Date:   March 30, 2006
               -------------------------                  ---------------------
               David J. Caldwell
               Chief Operations Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

----------------------------------------------------------------------------------------
            NAME                                 TITLE                        DATE
----------------------------------------------------------------------------------------

By:  /s/ David J. Caldwell        Chief Operations Officer (Principal   March 30, 2006
   -----------------------------  Executive Officer)                    ----------------
   David J. Caldwell
----------------------------------------------------------------------------------------

By:  /s/  Larisa Gadd             Co-Chairperson of the Board           March 30, 2006
   -----------------------------                                        ----------------
   Larisa Gadd
----------------------------------------------------------------------------------------

By:  /s/  Lester T. Bishop        Co-Chairperson of the Board           March 30, 2006
   -----------------------------                                        ----------------
   Lester T. Bishop
----------------------------------------------------------------------------------------

By:  /s/  Larry C. Smith          Director                              March 30, 2006
   -----------------------------                                        ----------------
   Larry C. Smith
----------------------------------------------------------------------------------------

By:  /s/ David Barnhizer          Director                              March 30, 2006
   -----------------------------                                        ----------------
   David Barnhizer
----------------------------------------------------------------------------------------

By:  /s/  Rodney Woodworth        Director                              March 30, 2006
   -----------------------------                                        ----------------
   Rodney Woodworth
----------------------------------------------------------------------------------------

By:  /s/  Sanford Lakoff          Director                              March 30, 2006
   -----------------------------                                        ----------------
   Sanford Lakoff
----------------------------------------------------------------------------------------

By:  /s/ Donald W. S. Rutherford  Director                              March 30, 2006
   -----------------------------                                        ----------------
   Donald W. S. Rutherford
----------------------------------------------------------------------------------------

By:  /s/  EdwardRucker            Accounting Manager (Principal         March 30, 2006
   -----------------------------  Financial Officer)                    ----------------
   Edward M. Rucker
----------------------------------------------------------------------------------------

                                                EXHIBIT INDEX
                                                -------------


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

  21.1   Subsidiary Company

  31.1   Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

  31.2   Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

  32.1   Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.
         Sec. 1350 *

* The certifications filed under Exhibit 32.1 are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Performance Capital Management, LLC under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language contained in any such filing, except to the extent that Performance Capital Management, LLC specifically incorporates it by reference.

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