Form 10QSB
period 2006-03-31
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2006-05-15
CIK 1221170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   March 31, 2006
                                         ------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from__________ to __________

          Commission file number:   0 - 50235
                                  ---------------


                      PERFORMANCE CAPITAL MANAGEMENT, LLC
      --------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               California                              03-0375751
      ------------------------------        ---------------------------------
      State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization


          222 South Harbor Blvd., Suite 400, Anaheim, California 92805
      --------------------------------------------------------------------
                    (Address of principal executive offices)


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

As of May 1, 2006, the issuer had 564,125 LLC Units issued and outstanding.


    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                       PERFORMANCE CAPITAL MANAGEMENT, LLC

                                                     INDEX TO
                                         QUARTERLY REPORT ON FORM 10-QSB
                                       FOR THE QUARTER ENDED MARCH 31, 2006


PART I -   FINANCIAL INFORMATION                                                                             PAGE
Item 1     Consolidated Financial Statements

           Review Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . . . . . . .    1

           Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005 (audited). . .    2

           Consolidated Statements of Operations for the quarters ended March 31, 2006 and 2005 (unaudited).    3

           Consolidated Statements of Members' Equity for the quarters ended March 31, 2006 and
           2005 (unaudited) and the year ended December 31, 2005 (audited) . . . . . . . . . . . . . . . . .    4

           Consolidated Statements of Cash Flows for the quarters ended March 31, 2006 and 2005 (unaudited).    5

           Condensed Notes to the Consolidated Financial Statements (unaudited). . . . . . . . . . . . . . .    6

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . .   16

Item 3     Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

PART II -  OTHER INFORMATION

Item 2     Changes in Securities and Small Business Issuer Purchases of Equity Securities. . . . . . . . . .   24

Item 6     Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


            [MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------


To the Board of Directors
Performance Capital Management, LLC
Anaheim, California

We have reviewed the accompanying consolidated balance sheet of Performance Capital Management, LLC as of March 31, 2006, and the related consolidated statements of operations, members' equity and cash flows for the quarters ended March 31, 2006 and 2005. All information included in these consolidated financial statements is the representation of the management of Performance Capital Management, LLC.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Performance Capital Management, LLC as of December 31, 2005, and the related consolidated statements of operations, members' equity and cash flows for the year ended December 31, 2005 (not presented herein); and in our report dated March 20, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Moore Stephens Wurth Frazer And Torbet, LLP


May 5, 2006
Orange, California

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2006 AND DECEMBER 31, 2005


                                              March 31,     December 31,
                                                 2006           2005
                                             (unaudited)     (audited)
                                             ------------  --------------
                               ASSETS
                               ------

Cash and cash equivalents                    $  1,444,743  $    1,810,677
Restricted cash                                   678,844         380,352
Other receivables                                  51,867          25,678
Advance on loan portfolio purchase                145,971               -
Purchased loan portfolios, net                  5,943,269       8,446,724
Property and equipment, net                       148,186         141,169
Deposits                                           57,746          57,746
Prepaid expenses and other assets                 161,866          90,843
                                             ------------  --------------

      Total assets                           $  8,632,492  $   10,953,189
                                             ============  ==============




                   LIABILITIES AND MEMBERS' EQUITY
                   -------------------------------

LIABILITIES:

  Accounts payable                           $    112,677  $       78,644
  Accrued liabilities                             477,196         346,554
  Accrued interest                                 48,731          30,225
  Notes payable                                 4,715,962       7,336,505
  Income taxes payable                             48,180          27,580
                                             ------------  --------------
    Total liabilities                           5,402,746       7,819,508

COMMITMENTS AND CONTINGENCIES                           -               -

MEMBERS' EQUITY                                 3,229,746       3,133,681
                                             ------------  --------------

      Total liabilities and members' equity  $  8,632,492  $   10,953,189
                                             ============  ==============

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

                 PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the Quarter    For the Quarter
                                                     Ended              Ended
                                                   March 31,          March 31,
                                                     2006               2005
                                                  (unaudited)        (unaudited)
                                               -----------------  -----------------
REVENUES:
  Portfolio collections                        $      3,728,936   $      3,188,207
  Portfolio sales                                     1,532,610                  -
                                               -----------------  -----------------
      Total revenues                                  5,261,546          3,188,207
  Less portfolio basis recovery                       2,848,305          1,560,131
                                               -----------------  -----------------

NET REVENUES                                          2,413,241          1,628,076
                                               -----------------  -----------------

OPERATING COSTS AND EXPENSES:
  Salaries and benefits                               1,168,750          1,117,716
  General and administrative                            732,589            761,087
  Depreciation                                           25,041             42,833
                                               -----------------  -----------------
      Total operating costs and expenses              1,926,380          1,921,636
                                               -----------------  -----------------

INCOME (LOSS) FROM OPERATIONS                           486,861           (293,560)
                                               -----------------  -----------------

OTHER INCOME (EXPENSE):
  Interest expense and other financing costs           (204,515)           (56,457)
  Reorganization costs                                        -               (190)
  Interest income                                         2,652              3,395
  Other income                                                -              1,669
                                               -----------------  -----------------
      Total other expense, net                         (201,863)           (51,583)
                                               -----------------  -----------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION               284,998           (345,143)

INCOME TAX PROVISION                                     20,600             17,600
                                               -----------------  -----------------

NET INCOME (LOSS)                              $        264,398   $       (362,743)
                                               =================  =================

NET INCOME (LOSS) PER UNIT
  BASIC AND DILUTED                            $            .47   $           (.64)
                                               =================  =================

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

                        PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY


                                                                                          Total
                                    Member    Unreturned    Abandoned    Accumulated    Members'
                                     Units     Capital       Capital       Deficit       Equity
                                    -------  ------------  -----------  -------------  -----------
Balance, December 31, 2004          563,861  $24,633,642   $  489,244   $(21,536,538)  $3,586,348

Reinstatement of units to investor       65        3,503       (3,503)                          -


Distributions to investors                      (164,629)                                (164,629)

Net loss                                                                    (362,743)    (362,743)

                                    -------  ------------  -----------  -------------  -----------
Balance, March 31, 2005             563,926   24,472,516      485,741    (21,899,281)   3,058,976

Distributions to investors                      (493,474)                                (493,474)

Net income                                                                   568,179      568,179

                                    -------  ------------  -----------  -------------  -----------
Balance, December 31, 2005          563,926   23,979,042      485,741    (21,331,102)   3,133,681

Reinstatement of units to investor      199       11,938      (11,938)                          -

Distributions to investors                      (168,333)                                (168,333)

Net income                                                                   264,398      264,398

                                    -------  ------------  -----------  -------------  -----------
Balance, March 31, 2006             564,125  $23,822,647   $  473,803   $(21,066,704)  $3,229,746
                                    =======  ============  ===========  =============  ===========

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

                          PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   For the Quarter    For the Quarter
                                                                        Ended              Ended
                                                                   March 31, 2006     March 31, 2005
                                                                     (unaudited)        (unaudited)
                                                                  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $        264,398   $       (362,743)
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation                                                        25,041             42,833
      (Increase) decrease in assets:
        Other receivables                                                  (26,189)          (303,190)
        Prepaid expenses and other assets                                  (71,023)           (81,347)
        Advance on loan portfolio purchase                                (145,971)
        Loan portfolios                                                  2,503,455           (890,096)
      Increase (decrease) in liabilities:
        Accounts payable                                                    34,033             75,306
        Accrued liabilities                                                130,642              2,515
        Accrued interest                                                    18,506             22,578
        Income taxes payable                                                20,600             13,600
                                                                  -----------------  -----------------
            Net cash provided by (used in) operating activities          2,753,492         (1,480,544)
                                                                  -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                      (32,058)            (2,996)
                                                                  -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan proceeds from borrowing                                                 -          1,718,614
    Repayment of loans                                                  (2,620,543)          (337,321)
    Distributions to investors                                            (168,333)          (164,629)
                                                                  -----------------  -----------------
            Net cash provided by (used in) financing activities         (2,788,876)         1,216,664
                                                                  -----------------  -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (67,442)          (266,876)

CASH AND CASH EQUIVALENTS, beginning of period                           2,191,029          2,042,360
                                                                  -----------------  -----------------

CASH AND CASH EQUIVALENTS, end of period                          $      2,123,587   $      1,775,484
                                                                  =================  =================

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Income taxes paid                                               $              -   $          4,000
                                                                  =================  =================

  Interest paid                                                   $        163,178   $         33,881
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
                            =============  ===================

The following is a summary of the ownership interest of Performance Capital Management, LLC as of March 31, 2006:

   Fund's       Number of        Percentage
    Name      PCM LLC Units  Interest in PCM LLC
------------  -------------  -------------------
PAM                  51,565                    9
PAMII                76,101                   14
PAMIII               97,759                   17
PAMIV               282,179                   50
PAMV                 56,521                   10
              -------------  -------------------
      Totals        564,125                  100
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


See Review Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

                                     PAM      PAMII     PAMIII    PAMIV      PAMV     PCM INC     Total
                                   ----------------------------------------------------------------------
Sale of Limited Partnership Units  $ 5,205   $ 7,670   $ 9,990   $28,595   $ 5,965   $      -   $ 57,425

Distributions to Investors          (3,704)   (4,137)   (3,719)   (6,920)     (829)         -    (19,309)
                                   ----------------------------------------------------------------------

Unreturned Capital                   1,501     3,533     6,271    21,675     5,136          -     38,116

Accumulated Deficit                   (288)   (1,333)   (2,424)   (9,330)   (2,561)    (2,302)   (18,238)
                                   ----------------------------------------------------------------------

Cash and Net Assets
  Transferred to PCM LLC           $ 1,213   $ 2,200   $ 3,847   $12,345   $ 2,575   $ (2,302)    19,878
                                   ===========================================================

Cumulative Distributions For The
  Period February 4, 2002
  Through December 31, 2004                                                                      (13,146)

Cumulative Net Loss For The
  Period February 4, 2002
  Through December 31, 2004                                                                       (3,298)

Distributions Forfeited                                                                              152

Members' Equity PCM, LLC                                                                        ---------
  at December 31, 2004                                                                             3,586

2005 Distributions to Investors                                                                     (165)

Net Loss For The Quarter
  Ended March 31, 2005                                                                              (362)

Members' Equity PCM, LLC                                                                        ---------
  at March 31, 2005                                                                                3,059

2005 Distributions to Investors                                                                     (493)

Net Income For The Nine Months
  Ended December 31, 2005                                                                            567

Members' Equity PCM, LLC                                                                        ---------
  at December 31, 2005                                                                             3,133

2006 Distributions to Investors                                                                     (168)

Net Income For The Quarter
  Ended March 31, 2006                                                                               264

Members' Equity PCM, LLC                                                                        ---------
  at March 31, 2006                                                                             $  3,229
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

Cash and cash equivalents
-------------------------

The Company defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $1.9 million as of March 31, 2006. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

Restricted cash consists principally of cash held in a segregated account pursuant to the Company's credit facility with Varde. The Company and Varde settle the status of these funds on a monthly basis pursuant to the credit facility. The proportion of the restricted cash ultimately disbursed by Matterhorn to Varde and PCM LLC depends upon a variety of factors, including the portfolios from which the cash is collected, the size of servicing fees on the portfolios that generated the cash, and the priority of payments due on the portfolios that generated the cash.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2006, management expects these assets to be fully recoverable.

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

Members' Equity
---------------

Members' equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of March 31, 2006, PCM LLC had 540,403 voting LLC units (540,204 LLC units as of December 31, 2005) and 23,722 non-voting LLC units (23,722 LLC units as of December 31, 2005). Abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC's plan of reorganization to eliminate the interests of members the Company has not been able to locate. In the first quarter of 2006, 199 units of previously cancelled units were reinstated due to a beneficiary heir establishing ownership.

NOTE  4  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of March 31, 2006 and December 31, 2005 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate their fair values. The total and retained fair values of purchased loan portfolios were determined based on both market pricing and discounted expected cash flows. The total fair value of the Company's portfolios includes fair value attributable to the residual interests of third parties in collections once all funds (including funds invested by the Company) invested in a portfolio have been repaid (with interest) and all servicing fees have been paid. The retained fair value of the Company's portfolios excludes fair value attributable to these residual interests. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at March 31, 2006 and December 31, 2005 was 20%. The estimated total fair value of loan portfolios was $24.2 million and $28.0 million at March 31, 2006, and December 31, 2005, respectively, and the estimated retained fair value of loan portfolios was $23.5 million and $27.5 million at March 31, 2006, and December 31, 2005, respectively.

NOTE  5  -  PURCHASED  LOAN  PORTFOLIOS

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at March 31, 2006 and December 31, 2005 totaled approximately $720 million and $749 million, respectively.

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


See Review Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PURCHASED LOAN PORTFOLIOS (CONTINUED)

The carrying amount of loans included in the accompanying balance sheets are as follows:

                                       As of            As of
                                   Mar. 31, 2006    Dec. 31, 2005
                                  ---------------  ---------------
Unrecovered cost balance,
  beginning of period             $    8,505,065   $    3,003,642
Valuation allowance,
  beginning of period                    (58,341)         (12,000)
                                  ---------------  ---------------
Net balance, beginning of period       8,446,724        2,991,642
Net portfolio activity                (2,503,455)       5,455,082
                                  ---------------  ---------------
Net balance, end of period        $    5,943,269   $    8,446,724
                                  ===============  ===============

The activity in the loan portfolios in the accompanying financial statements is as follows:

                                    For the Quarter    For the Quarter
                                         Ended              Ended
                                     Mar. 31, 2006      Mar. 31, 2005
                                   -----------------  -----------------
Purchased loan portfolios, net     $        344,850   $      2,450,227
Collections on loan portfolios           (3,728,936)        (3,188,207)
Sales of loan portfolios                 (1,532,610)                 -
Revenue recognized on collections         1,881,514          1,628,076
Revenue recognized on sales                 531,727                  -
                                   -----------------  -----------------
Net portfolio activity             $     (2,503,455)  $        890,096
                                   =================  =================

The valuation allowance related to the loan portfolios had a balance of $58,341 at March 31, 2006 and December 31, 2005.

NOTE  6  -  OTHER  RECEIVABLES

Other receivables consist of collections on portfolios received by third party collection agencies and funds due from a portfolio seller for the return of certain contractually ineligible accounts improperly included by the seller in a portfolio purchased by Matterhorn.

NOTE  7  -  PROPERTY  AND  EQUIPMENT

Property and equipment is as follows:

                                    As of           As of
                                Mar. 31, 2006   Dec. 31, 2005
                                --------------  --------------
Office furniture and equipment  $      287,142  $      286,822
Computer equipment                     557,165         525,427
Leasehold improvements                  36,982          36,982
                                --------------  --------------
  Totals                               881,289         849,231
Less accumulated depreciation          733,103         708,062
                                --------------  --------------
  Property and equipment, net   $      148,186  $      141,169
                                ==============  ==============

Depreciation expense for the quarters ended March 31, 2006 and 2005 amounted to $25,041 and $42,833 respectively.


See Review Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8  -  NOTES  PAYABLE

The Company has entered into an agreement for a credit facility with Varde that provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. PCM LLC's wholly-owned subsidiary Matterhorn owed approximately $4.7 million and $7.3 million at March 31, 2006, and December 31, 2005, respectively, under the facility in connection with its purchase of certain charged-off loan portfolios. The total amount borrowed was approximately $10.2 million at March 31, 2006 and December 31, 2005. Each advance has minimum payment threshold points. Each advance has a term of two years and bears interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from April 2007 to December 2007, with the approximate following principal payments due:

          Year ending
           March 31,
          -----------
             2007          $945,000
             2008          $3,771,000

Once all funds (including funds invested by the Company) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde's loan is repaid (i.e., after the funds invested by the Company are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. Varde has a first priority security interest in all the assets of Matterhorn, securing repayment of its loans and payment of its residual interest. PCM LLC, our parent operating company, has guarantied certain of Matterhorn's operational obligations under the loan documents. The amount of remaining available credit under the facility was approximately $14.8 million at March 31, 2006 and December 31, 2005. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of approximately $5.0 million at March 31, 2006.

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES

Lease Commitments
-----------------

The Company currently leases office space in Anaheim, California under a non-cancelable five year operating lease. Under the lease agreement, PCM LLC must pay a basic monthly rental charge plus a portion of the building's common area expenses.

Future minimum lease commitments as of March 31, 2006 are as follows:

          Year ending
           March 31,
          -----------
          2007             $214,000
          Thereafter              -

Rental expense for the quarter ended March 31, 2006 and 2005 amounted to approximately $83,975 and $81,597, respectively. The Company timely exercised its option to renew the lease on its existing office space, but the contractual provisions in the lease do not guarantee that a renewal will occur. the Company's landlord will propose new economic terms to the Company as part of the option exercise process, which the Company then may accept or reject. In the meantime, the Company continues to explore other alternatives for office space. The Company is obligated under a five year equipment lease, expiring in 2009, for minimum payments of $4,800 per year.


See Review Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10  -  EARNINGS  PER  MEMBER  UNIT

Basic and diluted earnings per member unit are calculated based on the weighted average number of member units issued and outstanding, 564,125 for the quarter ended March 31, 2006 and 563,926 for the quarter ended March 31, 2005.

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

In two separate transactions closed on April 3 and 4, 2006, Matterhorn borrowed approximately $1.4 million under the Varde loan facility in connection with the purchase of certain charged-off loan portfolios. Each of these obligations has a two-year term expiring in April 2008 and bears interest at a rate of 12% per annum. The timing of payments of principal and interest depends on the collection performance of the portfolios Matterhorn purchased using these borrowed funds. Following these borrowings, the remaining availability under the credit facility is approximately $13.4 million.


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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes and the other financial information appearing elsewhere in this report and with the financial information contained in our Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006.


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

As discussed in greater detail below, our credit facility with Varde provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. The facility provides for Varde to receive a residual interest in portfolio collections after all funds invested in the portfolio have been repaid (with interest) and all servicing fees have been paid. We do not record a liability for contingent future payments of residual interests due to the distressed nature of the portfolio assets and the lack of assurance that collections sufficient to result in a liability will actually occur. When such payments actually occur, we reflect them in our statement of operations as other financing costs.

For ease of presentation in the following discussions of "Operating Results" and "Liquidity and Capital Resources", we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

OPERATING RESULTS

COMPARISON OF RESULTS FOR THE QUARTERS ENDED MARCH 31, 2006 AND 2005

The following discussion compares our results for the quarter ended March 31, 2006, to the quarter ended March 31, 2005. We had net income of $264,000 for the quarter ended March 31, 2006, as compared to a net loss of $363,000 for the quarter ended March 31, 2005.

Revenue
-------

Our net revenues increased to $2.4 million for the quarter ended March 31, 2006, from $1.6 million for the quarter ended March 31, 2005. The following table presents a comparison of the components of our revenues for the quarter ended March 31, 2006, to the quarter ended March 31, 2005, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                               Total             Collections           Sales
                        -------------------  -------------------  ----------------
                          For the Quarter      For the Quarter     For the Quarter
                          Ended March 31       Ended March 31      Ended March 31
                          2006      2005      2006       2005      2006      2005
                        -------  ----------  -------  ----------  -------  -------
                         ($ in millions)      ($ in millions)     ($ in millions)
Total revenues          $  5.2   $     3.2   $  3.7   $     3.2   $  1.5   $   ---
Less basis recovery       (2.8)       (1.6)    (1.8)       (1.6)    (1.0)      ---
                        -------  ----------  -------  ----------  -------  -------
Net revenues            $  2.4   $     1.6   $  1.9   $     1.6   $  0.5   $   ---
                        =======  ==========  =======  ==========  =======  =======
Net revenue percentage    45.9%       51.1%    50.5%       51.1%    34.7%      N/A

Portfolio collections provided 70.9% of our total revenues in the quarter ended March 31, 2006 and all of our total revenues in the quarter ended March 31, 2005. Our total revenues from portfolio collections increased substantially due to collections from recently purchased portfolios and increased efficiency in collection procedures for both recently purchased and older portfolios. Our net revenues from portfolio collections increased by $253,000, but the percentage of net revenues to total revenues stayed about the same. These results reflect the fact that recently purchased portfolios (which provide no net revenues because of front-loaded cost basis recovery) continue to provide a substantial portion of our increased total collection revenues. During 2005, we acquired $11.5 million of new portfolios (net of returns; $11.0 million after adjusting for a January 2006 sale of a $461,000 portion of a portfolio purchased in December
2005). In the first quarter of 2006 we acquired $345,000 of new portfolios (net of returns), and in April 2006, we acquired another $1.6 million of portfolios. We have seen our total revenue from collections increase as we begin to exploit the large purchases we made in 2005 and expect to continue making in 2006. We expect to continue to have strong total collection revenue as we collect these recent portfolio purchases. The cost basis recovery associated with collecting these 2005 portfolios, combined with the portfolios that we have already acquired in 2006 and additional portfolios we plan to acquire in 2006, could continue to offset the increase in net revenue percentage we would otherwise expect our 2003 and 2004 portfolios (whose cost bases we have completely recovered) to generate and actually result in a further decline in our net revenue percentage.

Both our total and net revenues from portfolio sales showed increases. As part of our program to emphasize efforts to continue to collect and realize a reasonable return on our portfolios, we identified one larger portfolio that was not performing to our expectations. We sold this portfolio for $1.1 million with Varde's consent in the first quarter of 2006 on terms we considered acceptable. We also sold a $462,000 portion of a portfolio purchased in December 2005. No similar sales were made in the first quarter of 2005. We may engage in further sales if we believe market conditions are acceptable. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

If we exclude the effect of portfolio sales for the quarter ended March 31, 2006, our net income for the quarter decreased to a net loss of $267,000 as compared to a net loss of $363,000 for the quarter ended March 31, 2005. The quarter ended March 31, 2005 did not have portfolio sales. As long as we succeed at using the Varde facility to increase portfolio purchases on a year-to-year basis, we do not expect our collection activity to show net income, due to front-loaded cost basis recovery. If our purchasing patterns slow, we believe that our collection activity will begin to show net income. Our overall net income of $264,000 in the quarter ended March 31, 2006 is essentially due to the net revenues we derived from portfolio sales.

Operating Expenses
------------------

Our total operating costs and expenses remained at $1.9 million for each of the quarters ended March 31, 2006 and 2005. Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, decreased to 51.7% for the quarter ended March 31, 2006, from 60.3% for the quarter ended March 31, 2005. This efficiency improvement results from the ongoing implementation of our three-part strategy to improve collection performance: (1) increasing total collection revenues by capitalizing on the increased volume of accounts we have available to collect; (2) using our existing infrastructure to collect a greater dollar volume of accounts; and (3) continuing to reduce variable costs required to collect each dollar of revenue. We believe that our agreement with Varde, discussed in greater detail below, has played a significant role in enabling us to increase the volume of accounts we have available to collect. The increased revenues that result from collecting a greater volume of accounts have outpaced increased variable and other collection costs. We plan to continue following our strategy of increasing total revenues (while holding infrastructure costs down) and reducing variable costs required to collect each dollar of revenue, but we believe we may be nearing the point where it may not be possible to achieve further material decreases in the ratio of operating costs and expenses to total revenues from collections. We intend to continue monitoring the magnitude of the change in the margin by which our total collection revenues exceed our operating costs and expenses relative to the principal and interest we pay to Varde under the credit facility to ensure that the Varde facility provides additional liquidity to us and does not result in loan payments that will deplete our cash balances. In order to maintain the working capital necessary to run our operations, we anticipate maintaining a careful balance between portfolios we purchase using our own cash (where collection revenues are immediately available to us in full) and portfolios we purchase using the Varde credit facility (where we must immediately apply a substantial portion of collections to debt service).

Our general and administration expenses decreased by $28,000 to $733,000 for the quarter ended March 31, 2006, from $761,000 for the quarter ended March 31, 2005. Our salaries and benefits expenses remained relatively stable at $1.2 million for the quarter ended March 31, 2006, as compared to $1.1 million for the quarter ended March 31, 2005. Our headcount has remained relatively stable, although we still experience significant employee turnover among our collectors. Our operating expenses may continue to increase in 2006 as we increase the volume of accounts we collect, but we expect increases in total revenues to continue to outpace any material increases in costs associated with our collection efforts. Our ability to sustain revenue increases that outpace cost increases depends on our ability to continue to identify and make large dollar-volume purchases of portfolios at prices we believe are reasonable.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased $67,000 in the first quarter of 2006 to a balance of $2.1 million at March 31, 2006. During the quarter ended March 31, 2006, our portfolio collections and sales generated $5.3 million of cash, and we used $2.2 million for operating and other activities, $345,000 to purchase new portfolios (net of returns), $2.6 million to repay loans and $168,000 for distributions to unit holders.

The large cost basis recovery associated with the recent rapid growth in our portfolios has made it difficult to generate the profit called for in our business plan: to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios, pay our collecting and operating costs and still have a profit. Excluding the results from portfolio sales in the quarter ended March 31, 2006, our cost basis recovery of $1.8 million plus our operating, interest and other expenses of $2.1 million slightly exceeded our total revenues from collections of $3.7 million. We generated sufficient cash to repay the portion of borrowed funds that came due in the first quarter of 2006. We believe these results reflect the steady progress we have made to focus on collecting the right portfolios in an efficient manner. We believe our future results will continue to reflect this progress, although the "front-loading" of cost basis recovery from our recent large portfolio purchases could continue to cause our statement of operations to show a net loss.

During 2005 we believe we continued to improve the balance between our new and old portfolios by purchasing the largest dollar amount of portfolios in one year since inception ($11.5 million in 2005; $11.0 million after adjusting for the January 2006 sale described above). We may not match that level of activity in 2006, but we plan to continue adding new portfolios if we can purchase them at reasonable prices. Including the purchases we made in April, we have added $2.0 million of portfolios thus far in 2006. Because of the improvement in the volume of portfolios available for collection, we expect to add collection personnel to capitalize on our infrastructure capacity, with increased total revenues from collections outpacing increased costs associated with added headcount. Whether we continue to acquire portfolios at the same pace as in 2005 will continue to depend on our assessment of market conditions, as well as the amount of liquid cash and other financial resources available to us.

We believe that our procedures to ensure that our collectors continue to focus collection efforts on older portfolios that still have returns to yield, rather than focusing just on the most recently acquired portfolios, continue to show results. We have used our dialer to ensure that our collectors continue to focus on portfolios other than those we have most recently acquired. By monitoring the results of calls originated through our dialer, we identify portfolios that require more cost to collect than others. As a result of these procedures, we identified a larger portfolio that was not performing as well as we wanted, and we sold it during the first quarter of 2006. We believe this process of constantly evaluating portfolio returns against costs of collection should continue to improve the balance between our new and old portfolios. Current plans for 2006 do not call for the sale of a large number of older portfolios, but we may engage in further sales if we believe market conditions are acceptable.

Our portfolios provide our principal long-term source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. The total fair value of our portfolios includes fair value attributable to the residual interests of third parties in collections once all funds (including funds invested by us) invested in a portfolio have been repaid (with interest) and all servicing fees have been paid. The retained fair value of our portfolios excludes fair value attributable to these residual interests. Our estimate of the total fair value of our portfolios at March 31, 2006, decreased $3.8 million to $24.2 million from $28.0 million at December 31, 2005. At the same time, the cost basis of our portfolios decreased to $5.9 million at March 31, 2006, from $8.4 million at December 31, 2005. Our estimate of the retained fair value of our portfolios at March 31, 2006, decreased $4.0 million to $23.5 million from $27.5 million at December 31, 2005.

Our estimates of fair value and our portfolio cost basis decreased due to several factors: (1) after acquiring $11.5 million of portfolios in 2005, we acquired only $345,000 of new portfolios during the first quarter of 2006; (2) we had total collections of $3.7 million during the first quarter (with a related cost basis recovery of $1.8 million); and (3) we sold portfolios in the amount of $1.5 million (with a related cost basis recovery of $1.0 million). Whether the fair value and cost basis of our portfolios will resume the growth established in 2005 will depend on our ability to find portfolios at a reasonable price in a very competitive market. If we can find reasonably priced portfolios, we believe our portfolio fair value and cost basis will increase in the near term because we can use the Varde credit facility as well as reinvest some cash proceeds from collections to purchase new portfolios. Long-term growth in portfolio fair value and cost basis will depend on whether market conditions continue to permit us to purchase portfolios at reasonable prices and on our financial resources.

We used a discount rate of 20% to determine the fair values of our portfolios at March 31, 2006 and December 31, 2005. The following table sets forth alternative estimates of total fair value, retained fair value, and the portion of fair value attributable to residual interests of third parties in collections, if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

                                                    Total              Retained        Fair Value of
                                                  Fair Value          Fair Value     Residual Interests
                                             ------------------  ------------------  ------------------
                                               Mar 31    Dec 31    Mar 31   Dec 31    Mar 31    Dec 31
                                                2006      2005      2006     2005      2006      2005
                                             --------  --------  --------  --------  --------  --------
                                               ($ in millions)    ($ in millions)      ($ in millions)
Higher collection risk (25% discount rate)   $   22.5  $   26.2  $   21.8  $   25.7  $    0.7  $    0.5
Assumed collection risk (20% discount rate)  $   24.2  $   28.0  $   23.5  $   27.5  $    0.7  $    0.5
Lower collection risk (15% discount rate)    $   26.2  $   30.3  $   25.3  $   29.7  $    0.9  $    0.6

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

In the near term we plan to use some of our cash collections representing cost basis recovery to make distributions to our members and interest holders. Ultimately we plan to generate cash in excess of our collection and operating costs and our cost basis recovery and to use some of the excess cash to make distributions to our members and interest holders. Beginning in April 2003, we began making quarterly distributions. During 2005, we made distributions totaling $658,000. We made distributions of $165,000 in each of January 2006 and April 2006 relating to quarters ended December 31, 2005 and March 31, 2006, respectively.

Our agreement with Varde provides us with a source of capital to purchase new portfolios. The agreement provides up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. We will never have outstanding indebtedness approaching the full $25 million at any one time, due to the cumulative nature of the facility. At March 31, 2006, Matterhorn owed $4.7 million under the facility in connection with purchases of certain charged-off loan portfolios. Under the credit facility, Varde has a first priority security interest in Matterhorn's assets. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of $5.0 million at March 31, 2006. The loan advances have minimum payment threshold points with terms of two years and bear interest at the rate of 12% per annum. These obligations are scheduled to be repaid in full on dates ranging from April 2007 to December 2007. Once all funds (including those invested by us) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde's loan is repaid (i.e., after the funds invested by us are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full.

The amount of remaining available credit under the facility at March 31, 2006 was $14.8 million. Matterhorn has borrowed a total of $10.2 million, with $4.7 million outstanding at March 31, 2006. In two separate transactions closed on April 3 and 4, 2006, Matterhorn borrowed approximately $1.4 million under the Varde loan facility in connection with our purchase of certain charged-off loan portfolios. Each of these obligations has a two-year term expiring in April 2008 and bears interest at a rate of 12% per annum. The timing of payments of principal and interest depends on the collection performance of the portfolios Matterhorn purchased using these borrowed funds. Following these borrowings, the remaining availability under the credit facility is approximately $13.4 million.

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

We timely exercised our option to renew the lease on our existing office space, but the contractual provisions in our lease do not guarantee that a renewal will occur. Our landlord will propose new economic terms to us as part of the option exercise process, which we then may accept or reject. In the meantime, we continue to explore other alternatives for office space.


ITEM 3.  CONTROLS AND PROCEDURES

In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and our Accounting Manager, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, may be detected. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of March 31, 2006, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As noted below, however, we previously identified a weakness in our disclosure controls and procedures that existed during the period ended September 30, 2004.

During the process of evaluating and testing the effectiveness of our disclosure controls and procedures for the period ended September 30, 2004, management identified a potential deficiency involving the Company's failure to timely disclose an event that was reportable under new Form 8-K Item 2.03. Disclosure of this event was included in our Form 10-QSB for the quarter ended September 30, 2004, under Part II, Item 5. Since identifying this potential deficiency, management monitored this potential deficiency to determine whether any further mitigating controls are necessary. On December 30, 2005, we had a closing under the Varde credit facility, which we disclosed in a Form 8-K under Item 2.03 dated December 30, 2005 and filed on February 1, 2006. The Form 8-K was filed 28 days late. We closed this transaction on a tight time line to accommodate the seller's desire to consummate the transaction in 2005, and we then rebalanced this purchase in January 2006, with Varde's consent, by transferring approximately $750,000 of the portfolio to Performance Capital Management and by selling approximately $461,000 of the portfolio to a third party. During the several weeks over which we rebalanced this purchase, we overlooked our obligation to file the required Form 8-K. We intend to formalize a checklist process to be used in connection with future Varde closings to better control all aspects of such transactions, including monitoring the reporting of closings on Form 8-K on a timely basis.

Two closings under the Varde credit facility occurred on April 3 and April 4, 2006, and we timely filed a current report on Form 8-K under Item 2.03 dated April 3, 2006 and filed on April 5, 2006.

There has been no change in our internal controls over financial reporting that occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

We did not purchase any LLC Units from our members during the quarter ended March 31, 2006. However, we completed a procedure at the end of the fourth quarter 2004 authorized by our plan of reorganization to cancel the interests of members we have not been able to locate. In January 2005, a total of 65 LLC Units of the previously cancelled LLC Units were reinstated. In January 2006, 199 of the previously cancelled LLC Units were reinstated due to an heir establishing ownership.


ITEM 6.  EXHIBITS

(a)  EXHIBITS

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

  10.1   Indemnification Agreement dated August 8, 2005 between Performance Capital Management, LLC and Edward Rucker

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


   May 12, 2006                  By:  /s/ David J. Caldwell
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

  10.1   Indemnification Agreement dated August 8, 2005 between Performance Capital Management, LLC and Edward Rucker

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