Form 10QSB
period 2006-06-30
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2006-08-14
CIK 1221170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   June 30, 2006
                                         -----------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                   ----------    ----------

     Commission file number:    0 - 50235
                             ---------------


                       PERFORMANCE CAPITAL MANAGEMENT, LLC
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 California                          03-0375751
       ------------------------------     --------------------------------
       State or other jurisdiction of     (IRS Employer Identification No.)
       incorporation or organization


          222 South Harbor Blvd., Suite 400, Anaheim, California  92805
          -------------------------------------------------------------
                    (Address of principal executive offices)


                                 (714) 502-3780
                                 --------------
                           (Issuer's telephone number)


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

As  of  August 1, 2006, the issuer had 564,125 LLC Units issued and outstanding.


   Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                  PERFORMANCE CAPITAL MANAGEMENT, LLC

                                                INDEX TO
                                    QUARTERLY REPORT ON FORM 10-QSB
                                  FOR THE QUARTER ENDED JUNE 30, 2006


PART I -  FINANCIAL INFORMATION                                                                     PAGE
Item 1    Consolidated Financial Statements

          Review Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . .    1

          Consolidated Balance Sheets as of June 30, 2006 (unaudited) and
          December 31, 2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

          Consolidated Statements of Operations for the quarters and six months ended
          June 30, 2006 and 2005 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . .    3

          Consolidated Statements of Members' Equity for the six months ended
          June 30, 2006 (unaudited) and the year ended December 31, 2005. . . . . . . . . . . . .    4

          Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and
          2005 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

          Condensed Notes to the Consolidated Financial Statements (unaudited). . . . . . . . . .    6

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations .   17

Item 3    Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26

PART II - OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . .   27

Item 6    Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS



             [MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------



To the Board of Directors
Performance Capital Management, LLC
Anaheim, California

We have reviewed the accompanying consolidated balance sheet of Performance Capital Management, LLC as of June 30, 2006, and the related consolidated statements of operations for the quarters and six month periods ended June 30, 2006 and 2005, and members' equity and cash flows for the six month periods ended June 30, 2006 and 2005. All information included in these consolidated financial statements is the representation of the management of Performance Capital Management, LLC.

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


August 7, 2006
Orange, California

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

                                                June 30, 2006   December 31,
                                                 (unaudited)        2005
                                               ---------------  ---------------
                                     ASSETS
                                     ------

Cash and cash equivalents                      $     1,422,472  $     1,810,677
Restricted cash                                        571,201          380,352
Other receivables                                       34,640           25,678
Purchased loan portfolios, net                       7,611,599        8,446,724
Property and equipment, net                            159,269          141,169
Deposits                                                57,389           57,746
Prepaid expenses and other assets                      115,280           90,843
                                               ---------------  ---------------

      Total assets                             $     9,971,850  $    10,953,189
                                               ===============  ===============


                        LIABILITIES AND MEMBERS' EQUITY
                        -------------------------------

LIABILITIES:
    Accounts payable                           $        68,750  $        78,644
    Accrued liabilities                                485,423          346,554
    Accrued interest                                    54,771           30,225
    Notes payable                                    6,478,184        7,336,505
    Income taxes payable                                24,790           27,580
                                               ---------------  ---------------
      Total liabilities                              7,111,918        7,819,508

COMMITMENTS AND CONTINGENCIES                                -                -

MEMBERS' EQUITY                                      2,859,932        3,133,681
                                               ---------------  ---------------

        Total liabilities and members' equity  $     9,971,850  $    10,953,189
                                               ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

                                  PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the quarter    For the quarter      For the six        For the six
                                                      ended              ended          months ended       months ended
                                                  June 30, 2006      June 30, 2005      June 30, 2006      June 30, 2005
                                                   (unaudited)        (unaudited)        (unaudited)        (unaudited)
                                                -----------------  -----------------  -----------------  -----------------
REVENUES:
  Portfolio collections                         $      3,508,153   $      3,420,980   $      7,237,089   $      6,609,187
  Portfolio sales                                              -            506,009          1,532,610            506,009
                                                -----------------  -----------------  -----------------  -----------------
    Total revenues                                     3,508,153          3,926,989          8,769,699          7,115,196
  Less portfolio basis recovery                        1,676,563          1,711,289          4,524,868          3,271,420
                                                -----------------  -----------------  -----------------  -----------------

NET REVENUES                                           1,831,590          2,215,700          4,244,831          3,843,776
                                                -----------------  -----------------  -----------------  -----------------

OPERATING COSTS AND EXPENSES:
  Salaries and benefits                                1,024,327          1,032,848          2,193,077          2,150,564
  General and administrative                             777,056            793,232          1,509,645          1,554,319
  Depreciation                                            27,437             42,160             52,478             84,993
                                                -----------------  -----------------  -----------------  -----------------
    Total operating costs and expenses                 1,828,820          1,868,240          3,755,200          3,789,876
                                                -----------------  -----------------  -----------------  -----------------

INCOME FROM OPERATIONS                                     2,770            347,460            489,631             53,900
                                                -----------------  -----------------  -----------------  -----------------

OTHER INCOME (EXPENSE):
  Interest  expense and other financing costs           (205,746)          (115,136)          (410,261)          (171,593)
  Reorganization costs                                         -               (250)                 -               (440)
  Interest income                                          3,941              1,596              6,593              4,991
  Other income                                                 -                445                  -              2,114
                                                -----------------  -----------------  -----------------  -----------------
    Total other expense, net                            (201,805)          (113,345)          (403,668)          (164,928)
                                                -----------------  -----------------  -----------------  -----------------

INCOME (LOSS) BEFORE INCOME TAX
  PROVISION                                             (199,035)           234,115             85,963           (111,028)

INCOME TAX PROVISION                                       5,790                  -             26,390             17,600
                                                -----------------  -----------------  -----------------  -----------------

NET INCOME (LOSS)                               $       (204,825)  $        234,115   $         59,573   $       (128,628)
                                                =================  =================  =================  =================

NET INCOME (LOSS) PER MEMBER
  UNIT - BASIC AND DILUTED                      $           (.36)  $            .42   $            .11   $           (.23)
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

                         PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                                                                            Total
                                     Member     Unreturned    Abandoned    Accumulated    Members'
                                      Units      Capital       Capital       Deficit       Equity
                                    ---------  ------------  -----------  -------------  -----------
Balance, December 31, 2004           563,861   $24,633,642   $  489,244   $(21,536,538)  $3,586,348

Reinstatement of units to investor        65         3,503       (3,503)                          -


Distributions to investors                        (329,548)                                (329,548)

Net loss                                                                      (128,628)    (128,628)

                                    ---------  ------------  -----------  -------------  -----------
Balance, June 30, 2005               563,926    24,307,597      485,741    (21,665,166)   3,128,172

Distributions to investors                        (328,555)                                (328,555)

Net income                                                                     334,064      334,064

                                    ---------  ------------  -----------  -------------  -----------
Balance, December 31, 2005           563,926    23,979,042      485,741    (21,331,102)   3,133,681

Reinstatement of units to investor       199        11,938      (11,938)                          -

Distributions to investors                        (333,322)                                (333,322)

Net income                                                                      59,573       59,573

                                    ---------  ------------  -----------  -------------  -----------
Balance, June 30, 2006               564,125   $23,657,658   $  473,803   $(21,271,529)  $2,859,932
                                    =========  ============  ===========  =============  ===========

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

                             PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the six months    For the six months
                                                                         ended                 ended
                                                                     June 30, 2006         June 30, 2005
                                                                      (unaudited)           (unaudited)
                                                                  --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $            59,573   $          (128,628)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation                                                             52,478                84,993
    (Increase) decrease in assets:
      Other receivables                                                        (8,962)              (30,226)
      Prepaid expenses and other assets                                      ( 24,080)              (38,911)
      Loan portfolios                                                         835,125            (2,481,245)
    Increase (decrease) in liabilities:
      Accounts payable                                                         (9,894)                9,252
      Accrued liabilities                                                     138,869               106,389
      Accrued interest                                                         24,546                33,524
      Income taxes payable                                                     (2,790)               (2,290)
                                                                  --------------------  --------------------
            Net cash provided by (used in) operating activities             1,064,865            (2,447,142)
                                                                  --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                         (70,578)              (20,172)
                                                                  --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan proceeds from borrowing                                            2,379,418             3,975,022
    Repayment of loans                                                     (3,237,739)           (1,232,170)
    Distributions to investors                                               (333,322)             (329,548)
                                                                  --------------------  --------------------
            Net cash (used in) provided by financing activities            (1,191,643)            2,413,304
                                                                  --------------------  --------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (197,536)              (54,010)

CASH AND CASH EQUIVALENTS, beginning of period                              2,191,029             2,042,360
                                                                  --------------------  --------------------

CASH AND CASH EQUIVALENTS, end of period                          $         1,993,673   $         1,998,350
                                                                  ====================  ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Income taxes paid                                               $            29,180   $            19,890
                                                                  ====================  ====================

  Interest paid                                                   $           327,612   $           138,070
                                                                  ====================  ====================

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

Reorganization  plan
--------------------

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
                           =============  ===================

The following is a summary of the ownership interest of Performance Capital Management, LLC as of June 30, 2006:

  Fund's      Number of        Percentage
   Name     PCM LLC Units  Interest in PCM LLC
----------  -------------  -------------------
PAM                51,565                    9
PAMII              76,101                   14
PAMIII             97,759                   17
PAMIV             282,179                   50
PAMV               56,521                   10
            -------------  -------------------
    Totals        564,125                  100
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

See Review Report of Independent Registered Public Accounting Firm.

                            PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                         CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

                                     PAM      PAMII     PAMIII    PAMIV      PAMV     PCM INC     Total
                                   ----------------------------------------------------------------------
Sale of Limited Partnership Units  $ 5,205   $ 7,670   $ 9,990   $28,595   $ 5,965   $      -   $ 57,425

Distributions to Investors          (3,704)   (4,137)   (3,719)   (6,920)     (829)         -    (19,309)
                                   ----------------------------------------------------------------------

Unreturned Capital                   1,501     3,533     6,271    21,675     5,136          -     38,116

Accumulated Deficit                   (288)   (1,333)   (2,424)   (9,330)   (2,561)    (2,302)   (18,238)
                                   ----------------------------------------------------------------------

Cash and Net Assets
  Transferred to PCM LLC           $ 1,213   $ 2,200   $ 3,847   $12,345   $ 2,575   $ (2,302)    19,878
                                   ===========================================================

Cumulative Distributions For The
  Period February 4, 2002
  Through December 31, 2004                                                                      (13,146)

Cumulative Net Loss For The
  Period February 4, 2002
  Through December 31, 2004                                                                       (3,298)

Distributions Forfeited                                                                              152

Members' Equity PCM, LLC                                                                        ---------
  at December 31, 2004                                                                             3,586

2005 Distributions to Investors                                                                     (329)

Net Loss For The Six Months
  Ended June 30, 2005                                                                               (129)

Members' Equity PCM, LLC                                                                        ---------
  at June 30, 2005                                                                                 3,128

2005 Distributions to Investors                                                                     (329)

Net Income For The Six Months
  Ended December 31, 2005                                                                            334

Members' Equity PCM, LLC                                                                        ---------
  at December 31, 2005                                                                             3,133

2006 Distributions to Investors                                                                     (333)

Net Income For The Six Months
  Ended June 30, 2006                                                                                 60

Members' Equity PCM, LLC                                                                        ---------
  at June 30, 2006                                                                              $  2,860
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

As part of the Reorganization Plan, no debt forgiveness existed and all liabilities subject to compromise were presented on the face of the balance sheet as pre-petition claims with disclosures required by SOP 90-7. These claims have been paid or settled by December 31, 2003.

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

Cash  and  cash  equivalents
----------------------------

The Company defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $1.8 million as of June 30, 2006. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2006, management expects these assets to be fully recoverable.

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

Members'  Equity
----------------

Members' equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of June 30, 2006, PCM LLC had 540,403 voting LLC units (540,204 LLC units as of December 31, 2005) and 23,722 non-voting LLC units (23,722 LLC units as of December 31, 2005). Abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC's plan of reorganization to eliminate the interests of members the Company has not been able to locate. In the first quarter of 2006, 199 units of previously cancelled units were reinstated due to a beneficiary heir establishing ownership.

NOTE  4  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of June 30, 2006 and December 31, 2005 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate their fair values. The total and retained fair values of purchased loan portfolios were determined based on both market pricing and discounted expected cash flows. The total fair value of the Company's portfolios includes fair value attributable to the residual interests of third parties in collections once all funds (including funds invested by the Company) invested in a portfolio have been repaid (with interest) and all servicing fees have been paid. The retained fair value of the Company's portfolios excludes fair value attributable to these residual interests. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at June 30, 2006 and December 31, 2005 was 20%. The estimated total fair value of loan portfolios was $26.2 million and $28.0 million at June 30, 2006, and December 31, 2005, respectively, and the estimated retained fair value of loan portfolios was $25.6 million and $27.5 million at June 30, 2006, and December 31, 2005, respectively.

NOTE  5  -  PURCHASED  LOAN  PORTFOLIOS

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at June 30, 2006 and December 31, 2005 totaled approximately $806 million and $749 million, respectively.

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

The carrying amount of loans included in the accompanying balance sheets are as follows:

                                       As of            As of
                                   June 30, 2006    Dec. 31, 2005
                                  ---------------  ---------------
Unrecovered cost balance,
  beginning of period             $    8,505,065   $    3,003,642
Valuation allowance,
  beginning of period                    (58,341)         (12,000)
                                  ---------------  ---------------
Net balance, beginning of period       8,446,724        2,991,642
Net portfolio activity                  (835,125)       5,455,082
                                  ---------------  ---------------
Net balance, end of period        $    7,611,599   $    8,446,724
                                  ===============  ===============

The activity in the loan portfolios in the accompanying financial statements is as follows:

                                     Quarter       Quarter      Six Months    Six Months
                                      Ended         Ended         Ended         Ended
                                    30-Jun-06     30-Jun-05     30-Jun-06     30-Jun-05
                                   ------------  ------------  ------------  ------------
Purchased loan portfolios- net     $ 3,344,893   $ 3,302,438   $ 3,689,743   $ 5,752,665
Collections on loan portfolios      (3,508,153)   (3,420,980)   (7,237,089)   (6,609,187)

Sales of loan portfolios                     -      (506,009)   (1,532,610)     (506,009)
Revenue recognized on collections    1,831,590     1,945,316     3,713,104     3,573,392
Revenue recognized on sales                  -       316,725       531,727       316,725
Increase in valuation allowance
due to portfolio impairment                  -       (46,341)                    (46,341)
                                   ------------  ------------  ------------  ------------
Net portfolio activity             $ 1,668,330   $ 1,591,149   $  (835,125)  $ 2,481,245
                                   ============  ============  ============  ============

The valuation allowance related to the loan portfolios had a balance of $58,341 at June 30, 2006 and December 31, 2005.

In April 2006, the Company entered into a joint purchase of $2.8 million of loan portfolios, of which the Company's portion totaled $276,000. Only the Company's portion was included in the accompanying consolidated financial statements. The Company has assumed the normal risk associated with any portfolio purchase or sale for the entire transaction.

NOTE  6  -  OTHER  RECEIVABLES

Other receivables consist of collections on portfolios received by third party collection agencies.

See Review Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE  7  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  is  as  follows:

                                     As of           As of
                                 June 30, 2006   Dec. 31, 2005
                                 --------------  --------------
Office furniture and equipment   $      287,142  $      286,822
Computer equipment                      595,685         525,427
Leasehold improvements                   36,982          36,982
                                 --------------  --------------
  Totals                                919,809         849,231
Less accumulated depreciation           760,540         708,062
                                 --------------  --------------
  Property and equipment, net    $      159,269  $      141,169
                                 ==============  ==============

Depreciation expense for the three months ended June 30, 2006 and 2005 amounted to $27,437 and $42,160, respectively. Depreciation expense for the six months ended June 30, 2006 and 2005 amounted to $52,478 and $84,993, respectively.

NOTE  8  -  NOTES  PAYABLE

The Company has entered into an agreement for a credit facility with Varde that provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. PCM LLC's wholly-owned subsidiary Matterhorn owed approximately $6.5 million and $7.3 million at June 30, 2006, and December 31, 2005, respectively, under the facility in connection with its purchase of certain charged-off loan portfolios. The total amount borrowed was approximately $12.6 million and $10.2 million at June 30, 2006, and December 31, 2005, respectively. Each advance has minimum payment threshold points. Each advance has a term of two years and bears interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from April 2007 to June 2008, with the approximate following principal payments due:

                         Year ending
                          June 30,
                         -----------
                            2007          $2,937,000
                            2008          $3,541,000

Once all funds (including funds invested by the Company) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde's loan is repaid (i.e., after the funds invested by the Company are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. Varde has a first priority security interest in all the assets of Matterhorn, securing repayment of its loans and payment of its residual interest. PCM LLC, our parent operating company, has guarantied certain of Matterhorn's operational obligations under the loan documents. The amount of remaining available credit under the facility was approximately $12.4 million at June 30, 2006 and $14.8 million at December 31, 2005. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of approximately $6.3 million at June 30, 2006.

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

Future minimum lease commitments as of June 30, 2006 are as follows:

               Year ending
                June 30,
               -----------
               2007             $134,000
               Thereafter              -

Rental expense for the three months ended June 30, 2006 and 2005 amounted to $83,875 and $81,977 respectively. Rental expense for the six months ended June 30, 2006 and 2005 amounted to approximately $167,850 and $164,574, respectively. The Company has decided not to execute its option to renew the lease on its existing office space. Subsequent to June 30, 2006, the Company executed a lease for office space at another location (See Note 12). The Company is obligated under a five year equipment lease, expiring in 2009, for minimum payments of $4,800 per year.

NOTE  10  -  EARNINGS  PER  MEMBER  UNIT

Basic and diluted earnings per member unit are calculated based on the weighted average number of member units issued and outstanding, 564,125 for the quarter ended June 30, 2006 and 563,926 for the quarter ended June 30, 2005.

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

On July 17, 2006, the Company entered into an Office Lease Agreement to lease office space in Buena Park, California. The Company intends to use the leased premises as its principal executive offices and operating facility. The Company believes that the lease agreement will provide adequate space for its operations as currently conducted and as it expects to conduct them for the foreseeable future.

The term of the lease is 87 months and is expected to commence on or around December 1, 2006, and will expire on February 28, 2014. The Company has an option to renew the lease for one additional five-year term at the then prevailing "fair market rental rate" at the end of the term.

See Review Report of Independent Registered Public Accounting Firm.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE  12  -  SUBSEQUENT  EVENTS  (CONTINUED)

The base rent will increase on a yearly basis throughout the term. Future minimum lease commitments for the calendar years ended December 31, will be:

                            Approximate Annual
                  Year      Lease Commitments
               ----------  -------------------

                  2006     $            29,000
                  2007     $           173,000
                  2008     $           345,000
                  2009     $           348,000
               Thereafter  $         1,496,000

In addition to the base rent, the Company must pay its pro rata share of the increase in operating expenses, property taxes and property insurance for the building above the total dollar amount of operating expenses, property taxes and property insurance for the 2006 base calendar year.

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

OPERATING RESULTS

COMPARISON OF RESULTS FOR THE QUARTERS ENDED JUNE 30, 2006 AND 2005

The following discussion compares our results for the quarter ended June 30, 2006, to the quarter ended June 30, 2005. We had a net loss of $205,000 for the quarter ended June 30, 2006, as compared to net income of $234,000 for the quarter ended June 30, 2005.

Revenue
-------

Our net revenues decreased to $1.8 million for the quarter ended June 30, 2006, from $2.2 million for the quarter ended June 30, 2005. The following table presents a comparison of the components of our revenues for the quarter ended June 30, 2006, to the quarter ended June 30, 2005, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                Total                Collections                Sales
                        ----------------------  ----------------------  ----------------------
                           For the Quarter         For the Quarter         For the Quarter
                           Ended  June  30,        Ended  June  30,        Ended  June  30,
                           2006        2005        2006        2005        2006        2005
                        ----------  ----------  ----------  ----------  ----------  ----------
                            ($in millions)          ($in millions)          ($in millions)
Total revenues          $     3.5   $     3.9   $     3.5   $     3.4   $        -  $     0.5
Less basis recovery          (1.7)       (1.7)       (1.7)       (1.5)           -       (0.2)
                        ----------  ----------  ----------  ----------  ----------  ----------
Net revenues            $     1.8   $     2.2   $     1.8   $     1.9   $        -  $     0.3
                        ==========  ==========  ==========  ==========  ==========  ==========
Net revenue percentage       52.2%       56.4%       52.2%       55.5%           -       62.6%

Portfolio collections provided all of our total revenues for the quarter ended June 30, 2006 and 87.1% of our total revenues for the quarter ended June 30, 2005. Our total revenues from portfolio collections for the quarter ended June 30, 2006 increased slightly over the comparable quarter in 2005. Our net revenues from portfolio collections decreased slightly, and the percentage of net revenues to total revenues decreased 3.3% to 52.2% for the quarter ended June 30, 2006 from 55.5% in the prior year. These results reflect the fact that recently purchased portfolios (which provide no net revenues because of front-loaded cost basis recovery) continue to provide a substantial portion of our total collection revenues. During 2005, we acquired $11.5 million of new portfolios (net of returns; $11.0 million after adjusting for a January 2006 sale of a $461,000 portion of a portfolio purchased in December 2005). In the first half of 2006 we acquired $3.7 million of new portfolios (net of returns). We have seen our total revenue from collections increase as we begin to exploit the large purchases we made in 2005 and expect to continue making in 2006. We expect to continue to have strong total collection revenue as we collect these recent portfolio purchases, but we do not expect our total collection revenue increases in 2006 to be as large as our 2005 increases were in comparison to 2004. The cost basis recovery associated with collecting our 2005 portfolios, combined with the portfolios that we have already acquired in 2006 and additional portfolios we plan to acquire in 2006, could continue to offset the increase in net revenue percentage we would otherwise expect our older portfolios (whose cost bases we have completely recovered) to generate and actually result in a further decline in our net revenue percentage.

The second quarter of 2005 had portfolio sales revenue of $506,000 and net portfolio sales revenue of $317,000. As part of our program to emphasize efforts to continue to collect and realize a reasonable return on our portfolios, we identified and sold certain portfolios that were not performing to our expectations. No similar sales were made in the second quarter of 2006. We may engage in further sales if we believe market conditions are acceptable. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

If we exclude the effect of portfolio sales, our net loss of $205,000 for the quarter ended June 30, 2006, exceeded the comparable net loss (i.e., excluding the effect of portfolio sales) of $83,000 for the quarter ended June 30, 2005. As long as we succeed at using the Varde facility to increase portfolio purchases on a year-to-year basis, we do not expect our collection activity to show net income, due to front-loaded cost basis recovery. If our purchasing patterns slow, we believe that our collection activity will begin to show net income. The increase in our net loss excluding the effect of portfolio sales is essentially due to proportionately greater cost basis recovery (i.e., the decrease in net revenue percentage discussed above) and to increased interest expense and other financing costs.

Operating  Expenses
-------------------

Our total operating costs and expenses decreased to $1.8 million for the quarter ended June 30, 2006 from $1.9 million for the quarter ended June 30, 2005. Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, decreased to 52.1% for the quarter ended June 30, 2006, from 54.6% for the quarter ended June 30, 2005. This efficiency improvement results from the ongoing implementation of our three-part strategy to improve collection performance: (1) increasing total collection revenues by capitalizing on the increased volume of accounts we have available to collect; (2) using our existing infrastructure to collect a greater dollar volume of accounts; and (3) continuing to reduce variable costs required to collect each dollar of revenue. We believe that our agreement with Varde, discussed in greater detail below, has played a significant role in enabling us to increase the volume of accounts we have available to collect. The increased revenues that result from collecting a greater volume of accounts have outpaced increased variable and other collection costs. We plan to continue following our strategy of increasing total revenues (while holding infrastructure costs down) and reducing variable costs required to collect each dollar of revenue, but we believe we may be nearing the point where it may not be possible to achieve further material decreases in the ratio of operating costs and expenses to total revenues from collections.

Our interest expense and other financing costs increased to $205,000 for the quarter ended June 30, 2006 from $115,000 for the quarter ended June 30, 2005. We intend to continue monitoring the magnitude of the change in the margin by which our total collection revenues exceed our operating costs and expenses relative to the principal and interest we pay to Varde under the credit facility to ensure that the Varde facility provides additional liquidity to us and does not result in loan payments that will deplete our cash balances. In order to maintain the working capital necessary to run our operations, we anticipate maintaining a careful balance between portfolios we purchase using our own cash (where collection revenues are immediately available to us in full) and portfolios we purchase using the Varde credit facility (where we must immediately apply a substantial portion of collections to debt service).

Our general and administration expenses decreased by $16,000 to $777,000 for the quarter ended June 30, 2006, from $793,000 for the quarter ended June 30, 2005. Our salaries and benefits expenses remained relatively stable at $1.0 million for the quarters ended June 30, 2006 and 2005. Our headcount has remained relatively stable, although we still experience significant employee turnover among our collectors. Our operating expenses may increase in 2006 as we increase the volume of accounts we collect, but we expect increases in total revenues to continue to outpace any material increases in costs associated with our collection efforts. Our ability to sustain revenue increases that outpace cost increases depends on our ability to continue to identify and make large dollar-volume purchases of portfolios at prices we believe are reasonable.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

The following discussion compares our results for the six months ended June 30, 2006, to the six months ended June 30, 2005. We had net income of $60,000 for the six months ended June 30, 2006, compared to a net 1oss of $129,000 for the six months ended June 30, 2005.

Revenue
-------

Our net revenues increased to $4.2 million for the six months ended June 30, 2006, from $3.8 million for the six months ended June 30, 2005. The following table presents a comparison of the components of our revenues for the six months ended June 30, 2006 and 2005, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                      Total                Collections               Sales
                             ----------------------  ----------------------  ----------------------
                               For the Six Months      For the Six Months      For the Six Months
                                 Ended June 30,          Ended June 30,          Ended June 30,
                                2006        2005        2006        2005        2006        2005
                             ----------  ----------  ----------  ----------  ----------  ----------
                                 ($in millions)          ($in millions)          ($in millions)
     Total revenues          $     8.7   $     7.1   $     7.2   $     6.6   $     1.5   $     0.5
     Less basis recovery          (4.5)       (3.3)       (3.5)       (3.1)       (1.0)       (0.2)
                             ----------  ----------  ----------  ----------  ----------  ----------
     Net revenues            $     4.2   $     3.8   $     3.7   $     3.5   $     0.5   $     0.3
                             ==========  ==========  ==========  ==========  ==========  ==========

     Net Revenue Percentage       48.4%       54.0%       51.3%       53.4%       34.7%       62.6%

Portfolio collections provided 82.5% of our total revenues for the six months ended June 30, 2006, and 92.9% of our total revenues for the six months ended June 30, 2005. Our total revenues from portfolio collections increased by $628,000 substantially due to collections from recently purchased portfolios and increased efficiency in collection procedures for both recently purchased and older portfolios. Our net revenues from portfolio collections increased by $186,000, but the percentage of net revenues to total revenues decreased 2.1% to 51.3% for the six months ended June 30, 2006 from 53.4% for the six months ended June 30, 2005. These results reflect the fact that recently purchased portfolios (which provide no net revenues because of front-loaded cost basis recovery) continue to provide a substantial portion of our increased total collection revenues. During the six months ended June 30, 2006, we acquired $3.7 million of new portfolios (net of returns). During 2005, we acquired $11.5 million of new portfolios (net of returns; $11.0 million after adjusting for a January 2006 sale of a $461,000 portion of a portfolio purchased in December 2005). We have seen our total revenue from collections increase as we begin to exploit the large purchases we made in 2005 and expect to continue making in 2006. We expect to continue to have strong total collection revenue as we collect these recent portfolio purchases, but we do not expect our total collection revenue increases in 2006 to be as large as our 2005 increases were in comparison to 2004. We expect to continue to have strong total collection revenue as we collect these recent portfolio purchases. The cost basis recovery associated with collecting recently purchased 2005 portfolios, combined with the portfolios that we have already acquired in 2006 and additional portfolios we plan to acquire in 2006, could continue to offset the increase in net revenue percentage we would otherwise expect our older portfolios (whose cost bases we have completely recovered) to generate and actually result in a further decline in our net revenue percentage.

Both our total and net revenues from portfolio sales showed increases. As part of our program to emphasize efforts to continue to collect and realize a reasonable return on our portfolios, we identified one larger portfolio that was not performing to our expectations. We sold this portfolio for $1.1 million with Varde's consent in the first quarter of 2006 on terms we considered acceptable. We also sold a $461,000 portion of a portfolio purchased in December 2005. We may engage in further sales if we identify portfolios that are not performing to our expectations and we believe market conditions are acceptable. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

The $215,000 increase in net revenues from sales was primarily responsible for increasing our net income to $60,000 for the six months ended June 30, 2006, from a net loss of $129,000 for the six months ended June 30, 2005. If we exclude the effect of portfolio sales, our net income for the six months ended June 30, 2006 decreased to a net loss of $472,000, and our net loss for the six months ended June 30, 2005 widened to $445,000. Our net loss excluding the effect of portfolio sales did not decrease substantially, despite increased total revenues from collections, due to proportionately greater cost basis recovery (i.e., the decrease in net revenue percentage discussed above) and to increased interest expense and other financing costs.

Operating  Expenses
-------------------

Our total operating costs and expenses remained relatively stable at $3.8 million for each of the six months ended June 30, 2006 and 2005. Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, decreased to 51.9% for the six months ended June 30, 2006, from 57.3% for the six months ended June 30, 2005. As discussed in more detail in the quarter-to-quarter analysis above, our three-part strategy - increased collections, infrastructure leveraging and variable cost reduction - helped us accomplish this efficiency improvement. We plan to continue following our strategy of increasing total revenues (while holding infrastructure costs down) and reducing variable costs required to collect each dollar of revenue, but we believe we may be nearing the point where it may not be possible to achieve further material decreases in the ratio of operating costs and expenses to total revenues from collections. We believe that our agreement with Varde has played, and will continue to play, a significant role in enabling us to increase the volume of accounts we have available to collect.

Our interest expense and other financing costs increased to $410,000 for the six months ended June 30, 2006 from $172,000 for the six months ended June 30, 2005. We intend to continue monitoring the magnitude of the change in the margin by which our total collection revenues exceed our operating costs and expenses relative to the principal and interest we pay to Varde under the credit facility to ensure that the Varde facility provides additional liquidity to us and does not result in loan payments that will deplete our cash balances. In order to maintain the working capital necessary to run our operations, we anticipate maintaining a careful balance between portfolios we purchase using our own cash (where collection revenues are immediately available to us in full) and portfolios we purchase using the Varde credit facility (where we must immediately apply a substantial portion of collections to debt service).

An increase in our salaries and benefits expenses, due principally to increased collector headcount and administrative payroll, was roughly offset by a decrease in our general and administrative expenses. Our operating expenses may continue to increase somewhat in 2006 as we increase the volume of accounts we collect, but we expect increases in total revenues to continue to outpace any material increases in costs associated with our collection efforts.


LIQUIDITY  AND  CAPITAL  RESOURCES

Our cash and cash equivalents decreased $198,000 in the first six months of 2006 to a balance of $2.0 million at June 30, 2006. During the six months ended June 30, 2006, our portfolio collections and sales generated $8.8 million of cash, we borrowed $2.4 million, and we used $4.0 million for operating and other activities, $3.7 million to purchase new portfolios (net of returns), $3.2 million to repay loans and $333,000 for distributions to unit holders.

The large cost basis recovery associated with the recent rapid growth in our portfolios has made it difficult to generate the profit called for in our business plan: to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios, pay our collecting and operating costs and still have a profit. Excluding the results from portfolio sales in the six months ended June 30, 2006, our cost basis recovery of $3.5 million plus our operating, interest and other expenses of $4.2 million exceeded our total revenues from collections of $7.2 million. We generated sufficient cash to repay the portion of borrowed funds that came due in the first six months of 2006. We believe these results reflect the steady progress we have made to focus on collecting the right portfolios in an efficient manner. We believe our future results will continue to reflect this progress, although the "front-loading" of cost basis recovery from our recent large portfolio purchases could cause our statement of operations to show a net loss.

During 2005 we believe we continued to improve the balance between our new and old portfolios by purchasing the largest dollar amount of portfolios in one year since inception ($11.5 million in 2005; $11.0 million after adjusting for the January 2006 sale described above). We may not match that level of activity in 2006, but we plan to continue adding new portfolios if we can purchase them at reasonable prices. We have added $3.7 million of portfolios (net of returns) thus far in 2006. Because of the improvement in the volume of portfolios available for collection, we expect to add collection personnel to capitalize on our infrastructure capacity, with increased total revenues from collections outpacing increased costs associated with added headcount. Whether we continue to acquire portfolios at the same pace as in 2005 will continue to depend on our assessment of market conditions, as well as the amount of liquid cash and other financial resources available to us.

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

Our portfolios provide our principal long-term source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. The total fair value of our portfolios includes fair value attributable to the residual interests of third parties in collections once all funds (including funds invested by us) invested in a portfolio have been repaid (with interest) and all servicing fees have been paid. The retained fair value of our portfolios excludes fair value attributable to these residual interests. Our estimate of the total fair value of our portfolios at June 30, 2006, decreased $1.8 million to $26.2 million from $28.0 million at December 31, 2005. At the same time, the cost basis of our portfolios decreased to $7.6 million at June 30, 2006, from $8.4 million at December 31, 2005. Our estimate of the retained fair value of our portfolios at June 30, 2006, decreased $1.9 million to $25.6 million from $27.5 million at December 31, 2005.

Our estimates of fair value decreased due principally to our collections and portfolio sales exceeding the fair value of the $3.7 million of portfolio purchases (net of returns) made thus far in 2006. Our portfolio cost basis also decreased, due principally to the cost basis recovery associated with our collections and sales exceeding the $3.7 million of portfolio purchases (net of returns) made thus far in 2006. Whether the fair value and cost basis of our portfolios will resume the growth established in 2005 will depend on our ability to find portfolios at a reasonable price in a very competitive market. If we can find reasonably priced portfolios, we believe our portfolio fair value and cost basis will increase in the near term because we can use the Varde credit facility as well as reinvest some cash proceeds from collections to purchase new portfolios. Long-term growth in portfolio fair value and cost basis will depend on whether market conditions continue to permit us to purchase portfolios at reasonable prices and on our financial resources.

We used a discount rate of 20% to determine the fair values of our portfolios at June 30, 2006 and December 31, 2005. The following table sets forth alternative estimates of total fair value, retained fair value, and the portion of fair value attributable to residual interests of third parties in collections, if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

                                                          Total                 Retained              Fair Value of
                                                        Fair  Value            Fair  Value         Residual  Interests
                                                  ----------------------  ----------------------  ----------------------
                                                    Jun 30      Dec 31      Jun 30      Dec 31      Jun 30      Dec 31
                                                     2006        2005        2006        2005        2006        2005
                                                  ----------  ----------  ----------  ----------  ----------  ----------
                                                      ($in millions)          ($in millions)          ($in millions)
     Higher collection risk (25% discount rate)   $     24.4  $     26.2  $     23.8  $     25.7  $      0.6  $      0.5
     Assumed collection risk (20% discount rate)  $     26.2  $     28.0  $     25.6  $     27.5  $      0.6  $      0.5
     Lower collection risk (15% discount rate)    $     28.3  $     30.3  $     27.6  $     29.7  $      0.7  $      0.6

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

In the near term we plan to use some of our cash collections representing cost basis recovery to make distributions to our members and interest holder. Ultimately we plan to generate cash in excess of our collection and operating costs and our cost basis recovery and to use some of the excess cash to make distributions to our members and interest holders. Beginning in April 2003, we began making quarterly distributions. During 2005, we made distributions totaling $658,000. We made distributions of $165,000 in each of January 2006, April 2006 and July 2006 relating to the quarters ended December 31, 2005, March 31, 2006, and June 30, 2006, respectively.

Our agreement with Varde provides us with a source of capital to purchase new portfolios. The agreement provides up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. We will never have outstanding indebtedness approaching the full $25 million at any one time, due to the cumulative nature of the facility. At June 30, 2006, Matterhorn owed $6.5 million under the facility in connection with purchases of certain charged-off loan portfolios. Under the credit facility, Varde has a first priority security interest in Matterhorn's assets. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of $6.3 million at June 30, 2006. The loan advances have minimum payment threshold points with terms of two years and bear interest at the rate of 12% per annum. These obligations are scheduled to be repaid in full on dates ranging from April 2007 to June 2008. Once all funds (including those invested by us) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde's loan is repaid (i.e., after the funds invested by us are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. The amount of remaining available credit under the facility at June 30, 2006 was $12.4 million.

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

We do not have any contractual commitments to make capital expenditures, and we have not budgeted any capital expenditures for the coming year. We may from time to time acquire capital assets on an as needed basis, such as the $71,000 of computer equipment and office furniture we acquired during the first half of 2006. Our most significant capital assets are our dialer and our telephone switch, which we do not anticipate having to replace within the next year.

We timely exercised our option to renew the lease on our existing office space, but we could not reach agreement with our landlord on terms for the renewal. As a result, we continued to explore other alternatives, which resulted in us entering into a new lease for office space on July 17, 2006 with LBA Realty Fund-Holding Co. II, LLC in Buena Park, California. The term of the lease is 87 months and is expected to commence on or around December 1, 2006, and will expire on February 28, 2014. We have an option to renew the lease for one additional five-year term at the then prevailing "fair market rental rate" at the end of the term. We intend to use the leased premises as our principal executive offices and operating facility. We believe that the lease agreement will provide adequate space for our operations as currently conducted and as we expect to conduct them for the foreseeable future. A breakout of the approximate annual lease commitments is contained in Note 12 to the Condensed Notes to the Consolidated Financial Statements on page 16 of this Form 10-QSB. In addition to the base rent, the Company must pay its pro rata share of the increase in operating expenses, property taxes and property insurance for the building above the total dollar amount of operating expenses, property taxes and property insurance for the 2006 base calendar year.


ITEM 3.  CONTROLS AND PROCEDURES

In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and our Accounting Manager, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, may be detected. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of June 30, 2006, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As noted below, however, we previously identified a weakness in our disclosure controls and procedures that existed during the period ended September 30, 2004.

During the process of evaluating and testing the effectiveness of our disclosure controls and procedures for the period ended September 30, 2004, management identified a potential deficiency involving the Company's failure to timely disclose an event that was reportable under new Form 8-K Item 2.03. Disclosure of this event was included in our Form 10-QSB for the quarter ended September 30, 2004, under Part II, Item 5. Since identifying this potential deficiency, management monitored this potential deficiency to determine whether any further mitigating controls are necessary. On December 30, 2005, we had a closing under the Varde credit facility, which we disclosed in a Form 8-K under Item 2.03 dated December 30, 2005 and filed on February 1, 2006. The Form 8-K was filed 28 days late. We closed this transaction on a tight time line to accommodate the seller's desire to consummate the transaction in 2005, and we then rebalanced this purchase in January 2006, with Varde's consent, by transferring approximately $750,000 of the portfolio to Performance Capital Management and by selling approximately $461,000 of the portfolio to a third party. During the several weeks over which we rebalanced this purchase, we overlooked our obligation to file the required Form 8-K. We have since filed all of our required reports on Form 8-K on a timely basis.

There has been no change in our internal controls over financial reporting that occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 12, 2006, we held our annual meeting of members in Orange, California. At the meeting, our members were asked to vote on the election of Class I directors to the Board of Directors. All of the directors nominated for election served as directors immediately prior to the annual meeting. The following directors were elected by our members as a result of the following votes:

DIRECTORS                      VOTES "FOR" ELECTION  VOTES "WITHHELD"
---------                      --------------------  ----------------
     Larisa Gadd                            218,341             5,963
     Rodney Woodworth                       219,240             5,064
     Donald W. Rutherford                   217,492             6,812

The following Class II directors continued to serve as directors following the annual meeting: Lester T. Bishop; Larry C. Smith; David Barnhizer; and Sanford Lakoff.

In addition to the election of directors, the following matters were voted upon at the annual meeting:

     - To ratify the board of directors' selection and appointment of Moore Stephens Wurth Frazer and Torbet, LLP, as independent auditors for Performance Capital Management, LLC for the fiscal year ending December 31, 2006. The votes were cast as follows: 216,927 in favor of ratification; 1,121 against ratification; and 6,256 abstaining.

     - To approve the Third Amendment to the Operating Agreement to permit Performance Capital Management, LLC to repurchase LLC Units from Members who own an aggregate of 99 or fewer LLC Units, upon such terms and conditions as the Board of Directors determines are in the best interest of the Company and its Members. The votes were cast as follows: 205,229 in favor of approval; 11,445 against approval; and 7,480 abstaining.

     - To approve the minutes from the 2005 Annual Meeting. The votes were cast as follows: 224,304 in favor of approval; 0 against approval; and 0 abstaining.

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

  3.1    Performance Capital Management, LLC Articles of Organization (1)

  3.2    Operating Agreement for Performance Capital Management, LLC (1)

  3.3    First Amendment to Operating Agreement for Performance Capital Management, LLC (1)

  3.4    Second Amendment to Operating Agreement for Performance Capital Management, LLC (2)

EXHIBIT
NUMBER   DESCRIPTION
  3.5    Third Amendment to Operating Agreement for Performance Capital Management, LLC

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

                                         PERFORMANCE CAPITAL MANAGEMENT, LLC



    August 11, 2006                                By: /s/ David J. Caldwell
-----------------------                                -------------------------
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

  3.5    Third Amendment to Operating Agreement for Performance Capital Management, LLC

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