Form 10QSB
period 2006-09-30
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2006-11-14
CIK 1221170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    SEPTEMBER 30, 2006
                                            ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from__________ to __________

          Commission file number:       0 - 50235
                                     ---------------


                         PERFORMANCE CAPITAL MANAGEMENT, LLC
                     -------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                California                            03-0375751
        -----------------------------      ---------------------------------
        State or other jurisdiction of     (IRS Employer Identification No.)
        incorporation or organization


          222 South Harbor Blvd., Suite 400, Anaheim, California  92805
        -----------------------------------------------------------------
                    (Address of principal executive offices)


                                 (714) 502-3780
                           ---------------------------
                           (Issuer's telephone number)

          -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

As of November 1, 2006, the issuer had 564,125 LLC Units issued and outstanding.


   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                PERFORMANCE CAPITAL MANAGEMENT, LLC

                                              INDEX TO
                                  QUARTERLY REPORT ON FORM 10-QSB
                              FOR THE QUARTER ENDED SEPTEMBER 30, 2006


PART I - FINANCIAL INFORMATION                                                                 PAGE
Item 1   Consolidated Financial Statements

         Review Report of Independent Registered Public Accounting Firm . . . . . . . . . . . .   1

         Consolidated Balance Sheets as of September 30, 2006 (unaudited) and
         December 31, 2005. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

         Consolidated Statements of Operations for the quarters and nine months ended
         September 30, 2006 and 2005 (unaudited). . . . . . . . . . . . . . . . . . . . . . . .   3

         Consolidated Statements of Members' Equity for the nine months ended
         September 30, 2006 (unaudited) and the year ended December 31, 2005. . . . . . . . . .   4

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2006 and 2005 (unaudited). . . . . . . . . . . . . . . . . . . . . . . .   5

         Condensed Notes to the Consolidated Financial Statements (unaudited) . . . . . . . . .   6

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations.  17

Item 3   Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

PART II - OTHER INFORMATION

Item 6   Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


             [MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------


To  the  Board  of  Directors
Performance  Capital  Management,  LLC
Anaheim,  California

We have reviewed the accompanying consolidated balance sheet of Performance Capital Management, LLC as of September 30, 2006, and the related consolidated statements of operations for the quarters and nine month periods ended September 30, 2006 and 2005, and members' equity and cash flows for the nine month periods ended September 30, 2006 and 2005. All information included in these consolidated financial statements is the representation of the management of Performance Capital Management, LLC.

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


/s/ Moore Stephens Wurth Frazer And Torbet, LLP


November  9,  2006
Orange,  California

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005


                                        September  30, 2006   December 31, 2005
                                            (unaudited)
                                       ---------------------  ------------------
                                     ASSETS
                                     ------
  Cash and cash equivalents            $           1,179,528  $        1,810,677
  Restricted cash                                    555,830             380,352
  Other receivables                                  259,442              25,678
  Purchased loan portfolios, net                   6,287,499           8,446,724
  Property and equipment, net                        253,024             141,169
  Deposits                                           119,511              57,746
  Prepaid expenses and other assets                   83,235              90,843
                                       ---------------------  ------------------

     Total assets                      $           8,738,069  $       10,953,189
                                       =====================  ==================


                        LIABILITIES AND MEMBERS' EQUITY
                        -------------------------------

LIABILITIES:
  Accounts payable                     $              67,097  $           78,644
  Accrued liabilities                                421,776             346,554
  Accrued interest                                    58,788              30,225
  Notes payable                                    5,878,753           7,336,505
  Income taxes payable                                27,580              27,580
                                       ---------------------  ------------------
     Total liabilities                             6,453,994           7,819,508

COMMITMENTS AND CONTINGENCIES                              -                   -

MEMBERS' EQUITY                                    2,284,075           3,133,681
                                       ---------------------  ------------------

     Total liabilities and members'
     equity                            $           8,738,069  $       10,953,189
                                       =====================  ==================


The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

                                PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the          For the       For the nine     For the nine
                                                 quarter ended    quarter ended    months ended     months ended
                                                 September 30,    September 30,    September 30,    September 30,
                                                     2006             2005             2006             2005
                                                  (unaudited)      (unaudited)      (unaudited)      (unaudited)
                                                --------------   --------------   --------------   ---------------
REVENUES:
  Portfolio collections                         $    3,222,036   $    3,384,709   $   10,459,125   $    9,993,896
  Portfolio sales                                       20,000           66,133        1,552,610          572,142
                                                --------------   --------------   --------------   ---------------
    Total revenues                                   3,242,036        3,450,842       12,011,735       10,566,038
  Less portfolio basis recovery                      1,691,488        1,457,947        6,216,356        4,729,367
                                                --------------   --------------   --------------   ---------------

NET REVENUES                                         1,550,548        1,992,895        5,795,379        5,836,671
                                                --------------   --------------   --------------   ---------------

OPERATING COSTS AND EXPENSES:
  Salaries and benefits                              1,021,897        1,020,669        3,214,974        3,171,233
  General and administrative                           695,382          704,041        2,205,027        2,258,360
  Depreciation                                          27,456           38,263           79,934          123,256
                                                --------------   --------------   --------------   ---------------
    Total operating costs and expenses               1,744,735        1,762,973        5,499,935        5,552,849
                                                --------------   --------------   --------------   ---------------

INCOME (LOSS) FROM OPERATIONS                         (194,187)         229,922          295,444          283,822
                                                --------------   --------------   --------------   ---------------

OTHER INCOME (EXPENSE):
  Interest  expense and other financing costs         (219,178)        (113,637)        (629,439)        (285,230)
  Reorganization costs                                       -                -                -             (440)
  Interest income                                        5,508            4,553           12,101            9,544
  Other income                                               -            3,301                -            5,415
                                                --------------   --------------   --------------   ---------------
    Total other expense, net                          (213,670)        (105,783)        (617,338)        (270,711)
                                                --------------   --------------   --------------   ---------------

INCOME (LOSS) BEFORE INCOME TAX
  PROVISION                                           (407,857)         124,139         (321,894)          13,111

INCOME TAX PROVISION                                     2,790            5,790           29,180           23,390
                                                --------------   --------------   --------------   ---------------

NET INCOME (LOSS)                               $     (410,647)  $      118,349   $     (351,074)  $      (10,279)
                                                ==============   ==============   ==============   ===============

NET INCOME (LOSS) PER MEMBER
  UNIT - BASIC AND DILUTED                      $         (.73)  $          .21   $         (.62)  $         (.02)
                                                ==============   ==============   ==============   ===============


The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

                        PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY


                                                                                         Total
                                    Member    Unreturned    Abandoned    Accumulated    Members'
                                     Units     Capital       Capital       Deficit       Equity
                                    -------  ------------  -----------  -------------  -----------
Balance, December 31, 2004          563,861  $24,633,642   $  489,244   $(21,536,538)  $3,586,348

Reinstatement of units to investor       65        3,503       (3,503)                          -

Distributions to investors                      (494,338)                                (494,338)

Net loss                                                                     (10,279)     (10,279)

                                    -------  ------------  -----------  -------------  -----------
Balance, September 30, 2005         563,926   24,142,807      485,741    (21,546,817)   3,081,731

Distributions to investors                      (163,765)                                (163,765)

Net income                                                                   215,715      215,715

                                    -------  ------------  -----------  -------------  -----------
Balance, December 31, 2005          563,926   23,979,042      485,741    (21,331,102)   3,133,681

Reinstatement of units to investor      199       11,938      (11,938)                          -

Distributions to investors                      (498,532)                                (498,532)

Net loss                                                                    (351,074)    (351,074)

                                    -------  ------------  -----------  -------------  -----------

Balance, September 30, 2006         564,125  $23,492,448   $  473,803   $(21,682,176)  $2,284,075
                                    =======  ============  ===========  =============  ===========


The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

                            PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              For the nine months    For the nine months
                                                                     ended                  ended
                                                              September 30, 2006     September 30, 2005
                                                                  (unaudited)            (unaudited)
                                                             ---------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $           (351,074)  $            (10,279)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
      Depreciation                                                         79,934                123,256
    (Increase) decrease in assets:
      Other receivables                                                  (233,764)                (5,346)
      Prepaid expenses and other assets                                     7,608                 15,732
      Loan portfolios                                                   2,159,225             (1,270,895)
      Deposits                                                            (61,765)                     -
    Increase (decrease) in liabilities:
      Accounts payable                                                    (11,547)                (8,920)
      Accrued liabilities                                                  75,222                 31,917
      Accrued interest                                                     28,563                 27,048
      Income taxes payable                                                      -                  3,500
                                                             ---------------------  ---------------------
        Net cash provided by (used in) operating activities             1,692,402             (1,093,987)
                                                             ---------------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                    (191,789)               (28,030)
                                                             ---------------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan proceeds from borrowing                                          2,379,418              3,975,022
  Repayment of loans                                                   (3,837,170)            (1,879,723)
  Distributions to investors                                             (498,532)              (494,338)
                                                             ---------------------  ---------------------
        Net cash (used in) provided by financing activities            (1,956,284)             1,600,961
                                                             ---------------------  ---------------------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (455,671)               478,944

CASH AND CASH EQUIVALENTS, beginning of period                          2,191,029              2,042,360
                                                             ---------------------  ---------------------

CASH AND CASH EQUIVALENTS, end of period                     $          1,735,358   $          2,521,304
                                                             =====================  =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Income taxes paid                                          $             29,180   $             19,890
                                                             =====================  =====================

  Interest paid                                              $            510,314   $            258,182
                                                             =====================  =====================


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
                           =============  ===================

The following is a summary of the ownership interest of Performance Capital Management, LLC as of September 30, 2006:

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

                            PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                         CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

                                     PAM      PAMII     PAMIII    PAMIV      PAMV     PCM INC     Total
                                   ----------------------------------------------------------------------
Sale of Limited Partnership Units  $ 5,205   $ 7,670   $ 9,990   $28,595   $ 5,965   $      -   $ 57,425

Distributions to Investors          (3,704)   (4,137)   (3,719)   (6,920)     (829)         -    (19,309)
                                   ----------------------------------------------------------------------

Unreturned Capital                   1,501     3,533     6,271    21,675     5,136          -     38,116

Accumulated Deficit                   (288)   (1,333)   (2,424)   (9,330)   (2,561)    (2,302)   (18,238)
                                   ----------------------------------------------------------------------

Cash and Net Assets
  Transferred to PCM LLC           $ 1,213   $ 2,200   $ 3,847   $12,345   $ 2,575   $ (2,302)    19,878
                                   ===========================================================

Cumulative Distributions For The
  Period February 4, 2002
  Through December 31, 2004                                                                      (13,146)

Cumulative Net Loss For The
  Period February 4, 2002
  Through December 31, 2004                                                                       (3,298)

Distributions Forfeited                                                                              152

Members' Equity PCM, LLC                                                                        ---------
  at December 31, 2004                                                                             3,586

2005 Distributions to Investors                                                                     (329)

Net Loss For The Six Months
  Ended June 30, 2005                                                                               (129)

Members' Equity PCM, LLC                                                                        ---------
  at June 30, 2005                                                                                 3,128

2005 Distributions to Investors                                                                     (329)

Net Income For The Six Months
  Ended December 31, 2005                                                                            334

Members' Equity PCM, LLC                                                                        ---------
  at December 31, 2005                                                                             3,133

2006 Distributions to Investors                                                                     (498)

Net Loss For The Nine Months
  Ended September 30, 2006                                                                          (351)

Members' Equity PCM, LLC                                                                        ---------
  at September 30, 2006                                                                         $  2,284
                                                                                                =========

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

Cash  and Cash Equivalents
--------------------------

The Company defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $1.5 million as of September 30, 2006. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

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

Property  and Equipment
-----------------------

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2006, management expects these assets to be fully recoverable.

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

Members'  Equity
----------------

Members' equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of September 30, 2006, PCM LLC had 540,403 voting LLC units (540,204 LLC units as of December 31, 2005) and 23,722 non-voting LLC units (23,722 LLC units as of December 31, 2005). Abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC's plan of reorganization to eliminate the interests of members the Company has not been able to locate. In the first quarter of 2006, 199 units of previously cancelled units were reinstated due to a beneficiary heir establishing ownership.

NOTE  4  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of September 30, 2006 and December 31, 2005 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate their fair values. The total and retained fair values of purchased loan portfolios were determined based on both market pricing and discounted expected cash flows. The total fair value of the Company's portfolios includes fair value attributable to the residual interests of third parties in collections once all funds (including funds invested by the Company) invested in a portfolio have been repaid (with interest) and all servicing fees have been paid. The retained fair value of the Company's portfolios excludes fair value attributable to these residual interests. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at September 30, 2006 and December 31, 2005 was 20%. The estimated total fair value of loan portfolios was $24.2 million and $28.0 million at September 30, 2006, and December 31, 2005, respectively, and the estimated retained fair value of loan portfolios was $23.6 million and $27.5 million at September 30, 2006, and December 31, 2005, respectively.

NOTE  5  -  PURCHASED  LOAN  PORTFOLIOS

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at September 30, 2006 and December 31, 2005 totaled approximately $814 million and $749 million, respectively.

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

The carrying amount of loans included in the accompanying balance sheets are as follows:

                                       As of             As of
                                   Sept. 30, 2006    Dec. 31, 2005
                                  ----------------  ---------------
Unrecovered cost balance,
  beginning of period             $     8,505,065   $    3,003,642
Valuation allowance,
  beginning of period                     (58,341)         (12,000)
                                  ----------------  ---------------
Net balance, beginning of period        8,446,724        2,991,642
Net portfolio activity                 (2,159,225)       5,455,082
                                  ----------------  ---------------
Net balance, end of period        $     6,287,499   $    8,446,724
                                  ================  ===============

he activity in the loan portfolios in the accompanying financial statements is as follows:

                                       Quarter           Quarter         Nine Months       Nine Months
                                        Ended             Ended             Ended             Ended
                                    Sept. 30, 2006    Sept. 30, 2005    Sept. 30, 2006    Sept. 30, 2005
                                   ----------------  ----------------  ----------------  ----------------
Purchased loan portfolios - net    $       367,388   $       247,597   $     4,057,131   $     6,000,262
Collections on loan portfolios          (3,222,036)       (3,384,709)      (10,459,125)       (9,993,896)

Sales of loan portfolios                   (20,000)          (66,133)       (1,552,610)         (572,142)
Revenue recognized on collections        1,530,548         1,926,762         5,243,651         5,500,154
Revenue recognized on sales                 20,000            66,133           551,728           382,858
Increase in valuation allowance
due to portfolio impairment                      -                 -                 -           (46,341)
                                   ----------------  ----------------  ----------------  ----------------
Net portfolio activity             $    (1,324,100)  $    (1,210,350)  $    (2,159,225)  $     1,270,895
                                   ================  ================  ================  ================

The valuation allowance related to the loan portfolios had a balance of $58,341 at September 30, 2006 and December 31, 2005.

In April 2006, the Company entered into a joint purchase of $2.8 million of loan portfolios, of which the Company's portion totaled $276,000. Only the Company's portion was included in the accompanying financial statements. The Company has assumed the normal risk associated with any portfolio purchase or sale for the entire transaction.

NOTE  6  -  OTHER  RECEIVABLES

Other receivables consist of collections on portfolios received by third party collection agencies and amounts to be refunded to the Company for ineligible accounts purchased in recent portfolio acquisitions.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE  7  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  is  as  follows:

                                                 As of             As of
                                          September 30, 2006   Dec. 31, 2005
                                          -------------------  --------------
Office furniture and equipment            $           287,142  $      286,822
Computer equipment                                    604,940         525,427
Leasehold improvements                                 36,982          36,982
Construction in progress (new leasehold)              111,956               -
                                          -------------------  --------------
  Totals                                            1,041,020         849,231
Less accumulated depreciation                         787,996         708,062
                                          -------------------  --------------
  Property and equipment, net             $           253,024  $      141,169
                                          ===================  ==============

Depreciation expense for the three months ended September 30, 2006 and 2005 amounted to $27,456 and $38,263, respectively. Depreciation expense for the nine months ended September 30, 2006 and 2005 amounted to $79,834 and $123,256, respectively.

NOTE  8  -  NOTES  PAYABLE

The Company has entered into an agreement for a credit facility with Varde that provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. PCM LLC's wholly-owned subsidiary Matterhorn owed approximately $5.9 million and $7.3 million at September 30, 2006, and December 31, 2005, respectively, under the facility in connection with its purchase of certain charged-off loan portfolios. The total amount borrowed was approximately $12.6 million and $10.2 million at September 30, 2006, and December 31, 2005, respectively. Each advance has minimum payment threshold points. Each advance has a term of two years and bears interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from April 2007 to June 2008, with the approximate following principal payments due:

               Twelve months
                  ending
               September 30,
               -------------
                   2007       $2.4 million
                   2008       $3.5 million

Once all funds (including funds invested by the Company) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde's loan is repaid (i.e., after the funds invested by the Company are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. Varde has a first priority security interest in all the assets of Matterhorn, securing repayment of its loans and payment of its residual interest. PCM LLC, our parent operating company, has guarantied certain of Matterhorn's operational obligations under the loan documents. The amount of remaining available credit under the facility was approximately $12.4 million at September 30, 2006 and $14.8 million at December 31, 2005. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of approximately $5.0 million at September 30, 2006.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES

Lease  Commitments
------------------

The Company currently leases office space in Anaheim, California under a non-cancelable five year operating lease that expires on November 30, 2006. Under the lease agreement, PCM LLC must pay a basic monthly rental charge plus a portion of the building's common area expenses.

Future minimum lease commitments under the Anaheim lease as of September 30, 2006 are as follows:

     Twelve months
        ending
     September 30,
     -------------
     2007                     $52,000
     Thereafter                     -

Rental expense for the three months ended September 30, 2006 and 2005 amounted to $84,295 and $81,857, respectively. Rental expense for the nine months ended September 30, 2006 and 2005 amounted to approximately $252,146 and $245,431, respectively. The Company has decided not to execute its option to renew the lease on its existing office space. The Company currently expects to hold over the current Anaheim lease for an additional minimum rent of approximately $38,000. The Company is obligated under a five year equipment lease, expiring in 2009, for minimum payments of $4,800 per year.

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

The base rent will increase on a yearly basis throughout the term. Future minimum lease commitments under the Buena Park lease for the calendar years ended December 31, will be:

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

NOTE  10  -  EARNINGS  PER  MEMBER  UNIT

Basic and diluted earnings per member unit are calculated based on the weighted average number of member units issued and outstanding, 564,125 for the quarter ended September 30, 2006 and 563,926 for the quarter ended September 30, 2005.

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

On November 10, 2006, PCM LLC commenced a Voluntary Sale Program offering to its unit holders who own a total of 99 or fewer LLC units the option to sell all (but not less than all) of their LLC units back to PCM LLC at a price of $4.75 per unit. The Program will expire at 5:00 PM Eastern Time on December 22, 2006, unless extended. Approximately 1,100 unit holders of PCM LLC's 2,500 record unit holders are believed by PCM LLC to own in aggregate 99 or fewer LLC units and such unit holders beneficially own a total of approximately 78,000 LLC units out of 564,125 LLC units outstanding. The potential outlay could total $370,000. The amount of capital paid out to the unit holders is dependent upon the number of LLC units repurchased by PCM LLC.

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

OPERATING RESULTS

COMPARISON OF RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005

The following discussion compares our results for the quarter ended September 30, 2006, to the quarter ended September 30, 2005. We had a net loss of $411,000 for the quarter ended September 30, 2006, as compared to net income of $118,000 for the quarter ended September 30, 2005.

Revenue
-------

Our net revenues decreased to $1.6 million for the quarter ended September 30, 2006, from $2.0 million for the quarter ended September 30, 2005. The following table presents a comparison of the components of our revenues for the quarter ended September 30, 2006, to the quarter ended September 30, 2005, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                Total                    Collections                 Sales
                        -----------------------  --------------------------  ----------------------
                           For the Quarter            For the Quarter            For the Quarter
                           Ended Sept. 30,            Ended Sept. 30,            Ended Sept. 30,
                          2006         2005          2006          2005        2006        2005
                        ---------  ------------  -------------  -----------  --------  ------------
                             ($in millions)            ($in millions)           ($in millions)
Total revenues          $    3.2   $       3.5   $        3.2   $      3.4   $      -  $       0.1
Less basis recovery         (1.7)         (1.5)          (1.7)        (1.5)         -         (0.0)
                        ---------  ------------  -------------  -----------  --------  ------------
Net revenues            $    1.6   $       2.0   $        1.5   $      1.9   $      -  $       0.1
                        =========  ============  =============  ===========  ========  ============
Net revenue percentage      47.8%         57.8%          47.5%        56.9%         -        100.0%

Portfolio collections provided substantially all of our total revenues for the quarter ended September 30, 2006 and 98.1% of our total revenues for the quarter ended September 30, 2005. Our total revenues from portfolio collections for the quarter ended September 30, 2006 decreased by $163,000 over the comparable quarter in 2005. Our net revenues from portfolio collections decreased by $396,000 and the percentage of net revenues to total revenues decreased 9.4% to 47.5% for the quarter ended September 30, 2006 from 56.9% in the prior year. These results reflect the fact that recently purchased portfolios (which provide no net revenues because of front-loaded cost basis recovery) continue to provide a substantial portion of our total collection revenues. During 2005, we acquired $11.5 million of new portfolios (net of returns; $11.0 million after adjusting for a January 2006 sale of a $461,000 portion of a portfolio purchased in December 2005). During the nine months ended September 30, 2006, we acquired $4.1 million of new portfolios (net of returns). We have seen our total revenue from collections increase as we begin to exploit the large purchases we made in 2005 and continued to make in 2006. We expect to continue to have strong total collection revenue as we collect these recent portfolio purchases, but we do not expect our total collection revenue increases in 2006 to be as large as our 2005 increases were in comparison to 2004. The third quarter of 2006 collection revenue was actually down from the quarter of the prior year but was up by $466,000 for the nine months of 2006 compared to the same period in the prior year. The cost basis recovery associated with collecting recently purchased 2005 portfolios, combined with the portfolios that we have already acquired in 2006 and additional portfolios we plan to acquire in 2006, could continue to offset the increase in net revenue percentage we would otherwise expect our older portfolios (whose cost bases we have completely recovered) to generate and actually result in a further decline in our net revenue percentage.

The quarters ended September 30, 2005 and 2006, had portfolio sales revenue of $66,000 and $20,000, respectively. This revenue consisted of adjustments to reserve accounts made in the second quarter of 2005 and in the first quarter of 2006. We anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

If we exclude the effect of portfolio sales, our net loss of $431,000 for the quarter ended September 30, 2006, exceeded the comparable net income (i.e., excluding the effect of portfolio sales) of $52,000 for the quarter ended
Septmeber 30, 2006. As long as we succeed at using the Varde facility to increase portfolio purchases on a year-to-year basis, we do not expect our collection activity to show net income, due to front-loaded cost basis recovery. If our purchasing patterns slow, we believe that our collection activity will begin to show net income. The increase in our net loss excluding the effect of portfolio sales is essentially due to proportionately greater cost basis recovery (i.e., the decrease in net revenue percentage discussed above) and to increased interest expense and other financing costs.

Operating  Expenses
-------------------

Our total operating costs and expenses of $1.8 million was comparable for the quarters ended September 30, 2006 and 2005. Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, increased to 54.2% for the quarter ended September 30, 2006, from 52.1% for the quarter ended September 30, 2005. We plan to continue following our strategy of increasing total revenues (while holding infrastructure costs down) and reducing variable costs required to collect each dollar of revenue, but we believe we may be nearing the point where it may not be possible to achieve further material decreases in the ratio of operating costs and expenses to total revenues from collections as reflected by the increase from the same period in the prior year.

Our interest expense and other financing costs increased to $219,000 for the quarter ended September 30, 2006 from $114,000 for the quarter ended September 30, 2005. The increase from the same quarter in the prior year reflects the relatively larger portfolio purchases that were made and financed in 2006. We intend to continue monitoring the magnitude of the change in the margin by which our total collection revenues exceed our operating costs and expenses relative to the principal and interest we pay to Varde under the credit facility to ensure that the Varde facility provides additional liquidity to us and does not result in loan payments that will deplete our cash balances. In order to maintain the working capital necessary to run our operations, we anticipate maintaining a careful balance between portfolios we purchase using our own cash (where collection revenues are immediately available to us in full) and portfolios we purchase using the Varde credit facility (where we must immediately apply a substantial portion of collections to debt service).

Our general and administration expenses decreased by $9,000 to $695,000 for the quarter ended September 30, 2006, from $704,000 for the quarter ended September 30, 2005. Our salaries and benefits expenses remained relatively stable at $1.0 million for the quarters ended September 30, 2006 and 2005. Our headcount has remained relatively stable, although we still experience significant employee turnover among our collectors. Our operating expenses may increase in 2006 as we increase the volume of accounts we collect, but we expect increases in total revenues to continue to outpace any material increases in costs associated with our collection efforts. Our ability to sustain revenue increases that outpace cost increases depends on our ability to continue to identify and make large dollar-volume purchases of portfolios at prices we believe are reasonable. We are experiencing a greater challenge in obtaining portfolio purchases at a price that we can make a reasonable return. We are currently considering other alternatives such as third party collections to offset the effects of the difficulty in obtaining portfolios at reasonable prices.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

The following discussion compares our results for the nine months ended September 30, 2006, to the nine months ended September 30, 2005. We had a net loss of $351,000 for the nine months ended September 30, 2006, compared to a net 1oss of $10,000 for the nine months ended September 30, 2005.

Revenue
-------

Our net revenues of $5.8 million were comparable for the nine months ended September 30, 2006 and 2005. The following table presents a comparison of the components of our revenues for the nine months ended September 30, 2006 and 2005, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                Total             Collections              Sales
                         -------------------  -------------------  -------------------
                             For the Nine         For the Nine          For the Nine
                             Months Ended         Months Ended          Months Ended
                              Sept., 30             Sept. 30,            Sept. 30,
                            2006      2005       2006      2005       2006      2005
                         ----------  -------  ----------  -------  ----------  -------
                            ($in millions)       ($in millions)       ($in millions)
Total revenues           $    12.0   $ 10.6   $    10.5   $ 10.0   $     1.6   $  0.6
Less basis recovery           (6.2)    (4.7)       (5.2)    (4.5)       (1.0)    (0.2)
                         ----------  -------  ----------  -------  ----------  -------
Net revenues             $     5.8   $  5.8   $     5.2   $  5.5   $     0.6   $  0.4
                         ==========  =======  ==========  =======  ==========  =======
Net Revenue
Percentage                    48.3%    55.2%       50.1%    54.6%       35.5%    66.9%

Portfolio collections provided 87.1% of our total revenues for the nine months ended September 30, 2006, and 94.5% of our total revenues for the nine months ended September 30, 2005. Our total revenues from portfolio collections increased by $465,000 substantially due to collections from recently purchased portfolios and increased efficiency in collection procedures for both recently purchased and older portfolios. Our net revenues from portfolio collections decreased by $210,000 and the percentage of net revenues to total revenues decreased 4.5% to 50.1% for the nine months ended September 30, 2006 from 54.6% for the nine months ended September 30, 2005. These results reflect the fact that recently purchased portfolios (which provide no net revenues because of front-loaded cost basis recovery) continue to provide a substantial portion of our increased total collection revenues. During the nine months ended September 30, 2006, we acquired $4.1 million of new portfolios (net of returns). During 2005, we acquired $11.5 million of new portfolios (net of returns; $11.0 million after adjusting for a January 2006 sale of a $461,000 portion of a portfolio purchased in December 2005). We have seen our total revenue from collections increase as we begin to exploit the large purchases we made in 2005 and expect to continue to make in 2006. We expect to continue to have strong total collection revenue as we collect these recent portfolio purchases, but we do not expect our total collection revenue increases in 2006 to be as large as our 2005 increases were in comparison to 2004. As previously pointed out, total revenues from collections in the third quarter of 2006 were down from the comparable period in 2005. We expect to continue to have strong total collection revenue as we collect these recent portfolio purchases. The cost basis recovery associated with collecting recently purchased 2005 portfolios, combined with the portfolios that we have already acquired in 2006 and additional portfolios we plan to acquire in 2006 could continue to offset the increase in net revenue percentage we would otherwise expect our older portfolios (whose cost bases we have completely recovered) to generate and actually result in a further decline in our net revenue percentage.

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

Net revenues from sales of $552,000 for the nine months ended September 30, 2006, exceeded net revenues from sales of $383,000 for the nine months ended September 30, 2005, by $169,000. If we exclude the effect of portfolio sales, our net loss for the nine months ended September 30, 2006, increases to a net loss of $903,000, and our net loss for the nine months ended September 30, 2005 widened to $393,000. Our net loss excluding the effect of portfolio sales did increase substantially, despite increased total revenues from collections, due to proportionately greater cost basis recovery (i.e., the decrease in net revenue percentage discussed above) and to increased interest expense and other financing costs.

During the nine months ended September 30, 2006, we generated positive cash flow from operating activities of $1.7 million, enabling us to make distributions to the Company's investors and pay down third party loans. Members' equity, however, decreased by $850,000 during the nine months ended September 30, 2006. This significant decline in members' equity is attributed to distributions made to investors of $499,000, as well as a net loss from operations of

$351,000, which resulted in part from the rising cost of portfolios and the rising interest expenses and other costs associated with the increased use of financing to purchase portfolios.

Operating  Expenses
-------------------

Our total operating costs and expenses remained relatively stable at $5.5 million for the nine months ended September 30, 2006, compared to $5.6 million for the nine months ended September 30, 2005. Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, decreased to 52.6% for the nine months ended September 30, 2006, from 55.6% for the nine months ended September 30, 2005. This percentage does not include the effects of interest expense and other financing costs increasing from $285,000 for the nine months ended September 30, 2005, to $629,000 for the same period in 2006. If interest and other financing costs are added to total operating cost and expenses to calculate the ratio of operating expenses to total revenue from collections the percentages would be 58.6% for the nine months ended September 30, 2006 compared to 58.4% for the nine months ended September 30, 2005. We plan to continue following our strategy of increasing total revenues (while holding infrastructure costs down) and reducing variable costs required to collect each dollar of revenue, but we believe we may be nearing the point where it may not be possible to achieve further material decreases in the ratio of operating costs and expenses to total revenues from collections. We believe that our agreement with Varde has played, and will continue to play, a significant role in enabling us to increase the volume of accounts we have available to collect.

As provided above, our interest expense and other financing costs increased by $344,000 to $629,000 in the nine months ended September 30, 2006, as compared to $285,000 in the nine months ended September 30, 2005. We intend to continue monitoring the magnitude of the change in the margin by which our total collection revenues exceed our operating costs and expenses relative to the principal and interest we pay to Varde under the credit facility to ensure that the Varde facility provides additional liquidity to us and does not result in loan payments that will deplete our cash balances. In order to maintain the working capital necessary to run our operations, we anticipate maintaining a careful balance between portfolios we purchase using our own cash (where collection revenues are immediately available to us in full) and portfolios we purchase using the Varde credit facility (where we must immediately apply a substantial portion of collections to debt service).

Our salaries and benefits expenses have remained relatively constant at $3.2 million for the nine month periods ended September 30, 2006 and 2005. Our operating expenses remained relatively constant at $5.5 million for the nine months ended September 30, 2006 and 2005. This occurred while our total collection revenues increased by $465,000 in the nine months ended September 30, 2006, as compared to the same nine month period in 2005.


LIQUIDITY  AND  CAPITAL  RESOURCES

Our cash and cash equivalents decreased $456,000 in the first nine months of 2006 to a balance of $1.7 million at September 30, 2006. During the nine months ended September 30, 2006, our portfolio collections and sales generated $12 million of cash, we borrowed $2.4 million and we used $6.4 million for operating and other activities, $4.1 million to purchase new portfolios (net of returns), $3.8 million to repay loans, and $499,000 for distributions to unit holders.

The large cost basis recovery associated with the recent rapid growth in our portfolios has made it difficult to generate the profit called for in our business plan: to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios, pay our collecting and operating costs and still have a profit. Excluding the results from portfolio sales in the nine months ended September 30, 2006, our cost basis recovery of $5.2 million plus our operating, interest and other expenses of $5.5 million exceeded our total revenues from collections of $10.5 million. We generated sufficient cash to repay the portion of borrowed funds that came due in the first nine months of 2006. We believe these results reflect the steady progress we have made to focus on collecting the right portfolios in an efficient manner. We believe our future results will continue to reflect this progress, although the "front-loading" of cost basis recovery from our recent large portfolio purchases could cause our statement of operations to show a net loss.

During 2005 we believe we continued to improve the balance between our new and old portfolios by purchasing the largest dollar amount of portfolios in one year since inception ($11.5 million in 2005; $11.0 million after adjusting for the January 2006 sale described above). We may not match that level of activity in 2006, but we plan to continue adding new portfolios if we can purchase them at reasonable prices. We have added $4.1 million of portfolios (net of returns) thus far in 2006. The current market conditions make it doubtful that we will continue to acquire portfolios at the same pace as in 2005. We will continue to depend on our assessment of market conditions, as well as the amount of liquid cash and other financial resources available to us.

We believe that our procedures to ensure that our collectors continue to focus collection efforts on older portfolios that still have returns to yield, rather than focusing just on the most recently acquired portfolios, continue to show results. We have used our dialer to ensure that our collectors continue to focus on portfolios other than those we have most recently acquired. By monitoring the results of calls originated through our dialer, we identify portfolios that require more cost to collect than others. As a result of these procedures, we identified a larger portfolio that was not performing as well as we wanted, and we sold it during the first quarter of 2006. We believe this process of constantly evaluating portfolio returns against costs of collection should continue to improve the balance between our new and old portfolios. Current plans for 2006 do not call for the sale of a large number of older portfolios or underperforming portfolios, but we may engage in further sales if we believe market conditions are acceptable or portfolio performance is not up to our expectations.

Our portfolios provide our principal long-term source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. The total fair value of our portfolios includes fair value attributable to the residual interests of third parties in collections once all funds (including funds invested by us) invested in a portfolio have been repaid (with interest) and all servicing fees have been paid. The retained fair value of our portfolios excludes fair value attributable to these residual interests. Our estimate of the total fair value of our portfolios at September 30, 2006, decreased $3.8 million to $24.2 million from $28 million at December 31, 2005. At the same time, the cost basis of our portfolios decreased to $6.3 million at September 30, 2006, from $8.4 million at December 31, 2005. Our estimate of the retained fair value of our portfolios at Septmeber 30, 2006, decreased $3.9 million to $23.6 million from $27.5 million at December 31, 2005.

Our estimates of fair value decreased due principally to our collections and portfolio sales exceeding the fair value of the $4.1 million of portfolio purchases (net of returns) made thus far in 2006. Our portfolio cost basis also decreased, due principally to the cost basis recovery associated with our collections and sales exceeding the $4.1 million of portfolio purchases (net of returns) made thus far in 2006. Whether the fair value and cost basis of our portfolios will resume the growth established in 2005 will depend on our ability to find portfolios at a reasonable price in a very competitive market. If we can find reasonably priced portfolios, we believe our portfolio fair value and cost basis will increase in the near term because we can use the Varde credit facility as well as reinvest some cash proceeds from collections to purchase new portfolios. Long-term growth in portfolio fair value and cost basis will depend on whether market conditions continue to permit us to purchase portfolios at reasonable prices and on our financial resources.

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

                                                   Total               Retained            Fair Value of
                                                 Fair Value           Fair Value         Residual Interests
                                             -------------------  -------------------  ----------------------
                                              Sep 30     Dec 31    Sep 30     Dec 31    Sep 30      Dec 31
                                               2006       2005      2006       2005      2006        2005
                                             ---------  --------  ---------  --------  ---------  -----------
                                               ($in millions)        ($in millions)       ($in millions)
Higher collection risk (25% discount rate)   $    22.6  $   26.2  $    22.0  $   25.7  $     0.6  $       0.5
Assumed collection risk (20% discount rate)  $    24.2  $   28.0  $    23.6  $   27.5  $     0.6  $       0.5
Lower collection risk (15% discount rate)    $    26.2  $   30.3  $    25.5  $   29.7  $     0.7  $       0.6

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

In the near term, we plan to use some of our cash collections representing cost basis recovery to make distributions to our members and interest holders. Ultimately we plan to generate cash in excess of our collection and operating costs and our cost basis recovery and to use some of the excess cash to make distributions to our members and interest holders. Beginning in April 2003, we began making quarterly distributions. During 2005, we made distributions totaling $658,000. We made distributions of $166,000 in each of January 2006, April 2006, July 2006 and October 2006 relating to the quarters ended December 31, 2005, March 31, 2006, June 30, 2006, and September 30, 2006 respectively.

During the nine months ended September 30, 2006, we generated positive cash flow from operating activities of $1.7 million, enabling us to make distributions to the Company's investors and pay down third party loans. Members' equity, however, decreased by $850,000 during the nine months ended September 30, 2006. This significant decline in members' equity is attributed to distributions made to investors of $499,000, as well as a net loss from operations of $351,000, which resulted in part from the rising cost of portfolios and the rising interest expenses and other costs associated with increased use of financing to purchase portfolios.

Our agreement with Varde provides us with a source of capital to purchase new portfolios. The agreement provides up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. We will never have outstanding indebtedness approaching the full $25 million at any one time, due to the cumulative nature of the facility. At September 30, 2006, Matterhorn owed $5.9 million under the facility in connection with purchases of certain charged-off loan portfolios. Under the credit facility, Varde has a first priority security interest in Matterhorn's assets. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of $5.0 million at September 30, 2006. The loan advances have minimum payment threshold points with terms of two years and bear interest at the rate of 12% per annum. These obligations are scheduled to be repaid in full on dates ranging from April 2007 to June 2008. Once all funds (including those invested by us) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde's loan is repaid (i.e., after the funds invested by us are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. The amount of remaining available credit under the facility at September 30, 2006 was $12.4 million.

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

We have continued a project begun in 2004 to obtain authority to collect in each state where a license, exemption or other such registration is required to collect on behalf of a third party. We have made progress with this project during 2006 and will consider collecting accounts for third parties on a case-by-case basis as such opportunities present themselves.

We do not have any contractual commitments to make capital expenditures, and we have not budgeted any capital expenditures for the coming year. We may from time to time acquire capital assets on an as needed basis, such as the $80,000 of computer equipment and office furniture we acquired during the nine months of 2006. Our most significant capital assets are our dialer and our telephone switch, which we do not anticipate having to replace within the next year.

We timely exercised our option to renew the lease on our existing office space, but we could not reach agreement with our landlord on terms for the renewal. As a result, we continued to explore other alternatives, which resulted in us entering into a new lease for office space on July 17, 2006 with LBA Realty Fund-Holding Co. II, LLC in Buena Park, California. The term of the lease is 87 months and is expected to commence on or around December 1, 2006, and will expire on February 28, 2014. We have an option to renew the lease for one additional five-year term at the then prevailing "fair market rental rate" at the end of the term. We intend to use the leased premises as our principal executive offices and operating facility. We believe that the lease agreement will provide adequate space for our operations as currently conducted and as we expect to conduct them for the foreseeable future. A breakout of the approximate annual lease commitments is contained in Note 9 to the Condensed Notes to the Consolidated Financial Statements on page 15 of this Form 10-QSB. In addition to the base rent, the Company must pay its pro rata share of the increase in operating expenses, property taxes and property insurance for the building above the total dollar amount of operating expenses, property taxes and property insurance for the 2006 base calendar year.

On November 10, 2006, we commenced a Voluntary Sale Program offering to our unit holders who own a total of 99 or fewer units the option to sell all (but not less than all) of their units back to us at a price of $4.75 per unit. The Program will expire at 5:00 PM Eastern Time on December 22, 2006, unless extended. We believe that approximately 1,100 unit holders out of a total of 2,500 record unit holders own in aggregate 99 or fewer units and such unit holders beneficially own a total of approximately 78,000 units out of 564,125 units outstanding. The potential outlay could total $370,000. The amount of capital paid out to the unit holders is dependent upon the number of units we repurchase.


ITEM 3.  CONTROLS AND PROCEDURES

In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and our Accounting Manager, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, may be detected. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of September 30, 2006, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange

Commission's rules and forms. As noted below, however, we previously identified a weakness in our disclosure controls and procedures that existed during the period ended September 30, 2004.

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

There has been no change in our internal controls over financial reporting that occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

  3.5    Third Amendment to Operating Agreement for Performance Capital Management, LLC (3)

  4.1    Specimen Performance Capital Management, LLC Unit Certificate (1)

  4.2    Specimen Performance Capital Management, LLC Economic Interest Unit Certificate (1)

  4.3    Provisions in the Operating Agreement for Performance Capital Management, LLC pertaining to the rights of LLC Unit holders (see Exhibits 3.2 and 3.3) (1)

  10.1   Office Lease Agreement by and between LBA Realty Fund-Holding Co. II, LLC and Performance
         Capital Management, LLC dated July 17, 2006 *

  31.1   Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

  31.2   Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

  32.1   Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C
         .Sec. 1350 **

* Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commision pursuant to a request for confidential treatment.

** The certifications filed under Exhibit 32.1 are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Performance Capital Management, LLC under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that Performance Capital Management, LLC specifically incorporates it by reference.

(1) Filed on April 2, 2003 as an exhibit to our report on Form 8-K dated February 4, 2002, and incorporated herein by reference.

(2) Filed on November 14, 2003 as an exhibit to our report on Form 10-QSB for the period ended September 30, 2003, and incorporated herein by reference.

(3) Filed on August 14, 2006 as an exhibit to our report on Form 10-QSB for the period ended June 30, 2006, and incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PERFORMANCE CAPITAL MANAGEMENT, LLC


November 13, 2006                           By:  /s/ David J. Caldwell
-----------------                              --------------------------------
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

  3.5    Third Amendment to Operating Agreement for Performance Capital Management, LLC (3)

  4.1    Specimen Performance Capital Management, LLC Unit Certificate (1)

  4.2    Specimen Performance Capital Management, LLC Economic Interest Unit Certificate (1)

  4.3    Provisions in the Operating Agreement for Performance Capital Management, LLC pertaining to the rights of LLC Unit holders (see Exhibits 3.2 and 3.3) (1)

  10.1   Office Lease Agreement by and between LBA Realty Fund-Holding Co. II, LLC and Performance
         Capital Management, LLC dated July 17, 2006 *

  31.1   Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

  31.2   Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

  32.1   Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C
         .Sec. 1350 **

* Portions of this exhibit have been omitted and filed separately with the Securities and Exchanged Commission pursuant to a request for confidential treatment.

** The certifications filed under Exhibit 32.1 are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Performance Capital Management, LLC under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that Performance Capital Management, LLC specifically incorporates it by reference.

(1) Filed on April 2, 2003 as an exhibit to our report on Form 8-K dated February 4, 2002 and incorporated herein by reference.

(2) Filed on November 14, 2003 as an exhibit to our report on Form 10-QSB for the period ended September 30, 2003 and incorporated herein by reference.

(3) Filed on August 14, 2006 as an exhibit to our report on Form 10-QSB for the period ended June 30, 2006, and incorporated herein by reference.