Form 10KSB
period 2006-12-31
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2007-04-02
CIK 1221170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2006
                                      ---------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from                  to
                                           ----------------    ---------------
            Commission file number:    0 - 50235
                                   -----------------

                       Performance Capital Management, LLC
                       -----------------------------------
                 (Name of small business issuer in its charter)

             California                                  03-0375751
          ----------------                             --------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

    7001 Village Drive, Suite
    255, Buena Park, California                            90621
  ------------------------------                        -----------
       (Address of principal                            (Zip Code)
         executive offices)

                    Issuer's telephone number:  (714)736-3780
                                               --------------

Securities registered under Section 12(b) of the Exchange Act:        None
                                                               -----------------

Securities registered under Section 12(g) of the Exchange Act:     LLC units
                                                              ------------------
                                                               (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject to such filing requirements for the past 90 days.    Yes
[X]  No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

Registrant's net revenues for the fiscal year ended December 31, 2006:
$7,562,904
----------

As of March 1, 2007, the aggregate market value of the voting and nonvoting equity held by non-affiliates of the registrant was $1,669.272 based on their share of members' equity as reported in the registrant's December 31, 2006, balance sheet. LLC units held by each officer and director and by each person who owns five percent or more of the outstanding LLC units have been excluded from this calculation as such persons may be considered to be affiliated with the registrant.

Check whether the issuer has filed documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under  a  plan  confirmed  by  a  court.     Yes  [X]  No  [ ]

On  March  1, 2007, the registrant had 550,244 LLC units issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates information by reference to the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

        TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes [ ]   No [X]

                            PERFORMANCE CAPITAL MANAGEMENT, LLC

                                           INDEX
                              TO ANNUAL REPORT ON FORM 10-KSB
                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006


PART I                                                                                 PAGE
Item 1      Description of Business . . . . . . . . . . . . . . . . . . . . . . . . .     1

Item 2      Description of Property . . . . . . . . . . . . . . . . . . . . . . . . .    17

Item 3      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

Item 4      Submission of Matters to a Vote of Security Holders . . . . . . . . . . .    18

PART II

Item 5      Market for Common Equity, Related Security Holder Matters and
            Small Business Issuer Purchases of Equity Securities. . . . . . . . . . .    18

Item 6      Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .    19

Item 7      Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .    28

Item 8      Changes In and Disagreements With Accountants on Accounting and
            Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . .    46

Item 8A     Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . .    46

Item 8B     Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . .    46

PART III

Item 9      Directors, Executive Officers and Corporate Governance;
            Compliance With Section 16(a) of the Exchange Act . . . . . . . . . . . .    47

Item 10     Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . .    47

Item 11     Security Ownership of Certain Beneficial Owners and Management and
            Related Security Holder Matters . . . . . . . . . . . . . . . . . . . . .    47

Item 12     Certain Relationships and Related Transactions, and Director Independence    47

Item 13     Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    47

Item 14     Principal Accountant Fees and Services  . . . . . . . . . . . . . . . . .    48

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    49

EXHIBITS

Unless we say otherwise, references in this document to "we", "us" or "our" refer to Performance Capital Management, LLC and its wholly-owned subsidiary, Matterhorn Financial Services, LLC.

FORWARD-LOOKING STATEMENTS
--------------------------

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled "Description of Business" and" Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. Readers are urged not to place undue reliance on these forward-looking statements due to their inherent uncertainty. These forward-looking statements involve risks and uncertainties, including those statements incorporated by reference into this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking projections due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

OVERVIEW

We acquire assets originated by federal and state banking and savings institutions, loan agencies, and other sources, for the purpose of generating income and cash flow from collecting or selling those assets. Typically, these assets consist of charged-off credit card contracts. These assets are typically purchased and sold as portfolios. We try to purchase portfolios at a substantial discount to the actual amount of money that they will ultimately produce, so that we can recover the cost we pay for the portfolio, repay funds borrowed to purchase portfolios, pay our collection and operating costs and still have a profit. In January 2007 we started a third-party collection program to engage in the collection of debt on behalf of other parties, whereby we earn fees contingent upon the amount we collect. We will enter into third-party collection arrangements that we believe will increase our collection efficiency by generating enough income in fees to cover our costs to collect the third-party debt, defray variable collection costs incurred from collecting our own portfolios and thereby increase our collection efficiency.

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

By early 2001, the bankruptcy trustee concluded that a viable business existed if the unreasonable mark-ups and management fees were eliminated, and he set out to develop a plan to reorganize Performance Capital Management, Inc. and the PAM Funds. Under the plan, our parent business entity, Performance Capital
Management, LLC, issued "LLC units" to the PAM Funds, which were then distributed to the investors in the PAM Funds in February 2003. We issued LLC units to the PAM Funds based on the gross dollars (approximately $57.4 million) the investors had invested in the respective PAM Funds. Our Operating Agreement calls for us to make pro rata cash distributions to investors based on their unreturned capital until all investors receive their full capital investment back without interest. As of our February 4, 2002, inception, we had approximately $38 million of unreturned capital (certain investors had received approximately $19.3 million of payments from the various PAM Funds prior to the bankruptcy filings). Note 1 to our financial statements provides financial details concerning the relative amounts of capital raised and capital returned for each of the PAM Funds. Following our February 4, 2002, emergence from bankruptcy, we made a $12 million distribution required by our plan of reorganization, leaving us with approximately $26 million of unreturned capital to distribute to our investors. For the last four years, we have made regular quarterly distributions to our investors. After all investors' capital investments are paid back, any further distributions are to be made based on LLC units.

Due to a settlement approved by the bankruptcy court, the owners of Performance Capital Management, Inc. did not become investors in our business entity, Performance Capital Management, LLC. Our investors consist only of those people who invested in the PAM Funds, or their successors-in-interest.

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

During the fourth quarter of 2005 and the first quarter of 2006, analysts and participants in the debt-buying industry began to speculate whether charged-off debt is overpriced. The March 2006 issue of Kaulkin Ginsberg's Global Debt Buying Report reports that prices in the debt buying market doubled over the two years between 2003 and 2005. The February 2006 issue of Collections and Credit Risk focused on the influx of $350 million to $400 million of public and private capital the industry has seen since November 2002 - and the demands of that capital to be deployed to earn returns - as a primary cause of price increases. The article does not predict imminent price decreases, however, suggesting instead that capital will not exit the industry (and relieve price pressures) until debt buyers and collectors begin to report unfavorable operating results. This was the case in 2006 and we expect it to continue in 2007. An earlier article in the September 2005 issue of Collections and Credit Risk speculated whether at least part of the price increase is structural and whether prices will ever return to levels seen in the early years of this decade. Both articles seem to agree that both sellers and buyers are becoming increasingly sophisticated, and this trend may mean that portfolio pricing will become increasingly "efficient" from an economic standpoint, meaning that buyers and collectors will have to have competitive operating structures in order to be profitable in an environment of efficiently-priced portfolios.

The February 2006 article reported that "[p]ricing has gone up across the board by 60 to 80 percent in two years", citing that fresh chargeoffs that in normal times would sell at six cents on the dollar are now selling at nine to 12 cents on the dollar, and that accounts worked by three agencies are selling at double the price they should. As a result, buyers have had to abandon the old rule of thumb that they will collect three times the portfolio's purchase price in three years; instead settling for collecting two to two and a half times the portfolio's purchase price in three to five years.

The March 2006 article discusses the increasing size of portfolios being sold, which has resulted in smaller debt buying companies being priced out of the market. In order to compete, debt buyers must have access to greater funding or bid jointly on portfolios. It also forces buyers to acquire some accounts that may not be a buyer's primary reason for bidding on the portfolio. This has resulted in an increase in the sale of unwanted portions of portfolios on the secondary market. The consolidation among credit card companies is one contributing factor to the increasing size of portfolios. According to Craig Grube of Portfolio Recovery Associates, where there used to be 20 major sellers of credit card paper, there are now about seven major sellers.

The February 2006 article does not see a long-term problem with the supply of charged-off debt, observing that personal debt increased 7.5% (to a total of $10.3 trillion) from 2000 to 2004, while having increased only 6.5% in the preceding 20 years. According to the U.S. Federal Reserve Board, consumer credit has increased from $1.2 trillion at December 31, 1997, to $2.3 trillion at July 31, 2006. According to the May 2006 Nilson Report, a credit card industry newsletter, credit card charge-offs totaled more than $40.0 billion in 2005, up from $18.0 billion in 1995. The bankruptcy legislation that went into effect in October of 2005 has made it more difficult for debtors to obtain protection under Chapter 7. This has increased the supply of debt in the marketplace. The unanswered question is how pricing will be affected by these two countervailing factors: (1) the rate at which new charged-off debt becomes available for purchase; and (2) the magnitude of investment capital that remains deployed in the industry. These factors continued to affect pricing in 2006 and we believe will do the same in 2007.

MARKET  FOCUS

We focus on acquiring portfolios that are not "fresh". We prefer to acquire primary, secondary or tertiary paper, based on our due diligence analysis of the obligations included in the portfolio. We acquire portfolios principally with a view to collect them, although we do sell certain portions of portfolios we purchase and then collect the balance of the portfolios. We anticipate that we will make most of our portfolio purchases in the coming year using our own funds but will also continue to use the credit facility we have established with Varde when we believe it to be financially prudent (discussed in more detail below).

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

We have established the infrastructure to collect portfolios. On average we have the equivalent of between 40 and 50 full-time employees who man phones contacting debtors utilizing our "predictive dialing" telecommunications system (a "dialer"). The dialer helps to ensure that our collectors spend their time on the phones talking to debtors, not dialing numbers trying to reach them. Because we collect portfolios, we have developed an experience history that helps us predict what the ultimate value of a portfolio will be. We have a sophisticated data base to maintain our experience history that allows us to manipulate variables to assist our due diligence process when we acquire a new portfolio. We believe that collecting our portfolios reinforces our ability to realistically assess the price we should pay when we purchase additional portfolios.

One way that we plan to increase utilization of our collection infrastructure in 2007 is by serving as a third-party collection agency. We have started a program within Performance Capital Management to collect debt owned by others for a fee. We entered into a third-party collection arrangement and began collecting debt owned by another party in January of 2007. Third-party debt collection arrangements are generally commission-based. We will enter into third-party collection arrangements that we believe will increase our collection efficiency by generating enough income in fees to cover our costs to collect the third-party debt and defray variable collection costs incurred from collecting our own portfolios. Through third-party collections, we intend to bring in fresh accounts for our collectors to work in addition to collecting our and Matterhorn's portfolios. We do not yet know how effective this line of business will be at offsetting a leveling off of portfolio purchases in 2006 and 2007. Our success is largely dependent upon the volume of such arrangements we are able to secure and the quality and types of debt we service for third parties. If the portfolios have been heavily worked or we are not experienced at collecting the type of debts being serviced, we may not generate income from such third party collections in excess of our costs to collect the debt.

PORTFOLIO  ACQUISITION

Originating lenders or portfolio resellers typically sell loan accounts in bulk portfolios that range in size from tens of thousands to multi-hundred million dollars in outstanding principal balances. These portfolio sales primarily consist of a large quantity of charged-off credit card contracts, and to a lesser extent automobile deficiencies, secured and unsecured consumer installment loans, commercial loans, and other forms of indebtedness. Although we typically collect a relatively small percentage of the total outstanding principal balances of most of the portfolios we purchase, we purchase most of our portfolios at significant discounts from the balance actually owed by debtors that, coupled with effective collection efforts, permit us to collect more cash than we pay for our portfolios.

Based on our purchasing patterns and practices, institutions selling distressed indebtedness recognize us as a reliable and competent purchaser of portfolios. The credit facility we entered into with Varde (discussed in more detail below) provides additional credibility with sellers of distressed indebtedness. We rely on our own contacts and relationships to acquire portfolios, as well as utilizing outside brokers. Varde has also provided leads for portfolio purchases, and we expect that Varde will remain a source of intelligence for portfolio availability. The Varde facility has made it possible for us to purchase larger denomination portfolios, which we believe have better pricing and quality characteristics than some of the smaller denomination portfolio purchases that had historically comprised most of our purchases. This flexibility has been particularly important in light of the recent pricing pressures on portfolio purchasers. If the trend of higher prices for lesser quality paper continues in 2007, we anticipate using the Varde facility on a more limited basis than we have in the past. We will review portfolios on a portfolio-by-portfolio basis to determine if using the Varde credit facility to purchase a portfolio will generate a return sufficient to recover the cost we pay for the portfolio, repay funds borrowed to purchase the portfolio, pay our collection and operating costs and still have a profit.

Consistent with industry practice, we acquire portfolios without recourse to the seller of the portfolio. In some instances, however, our portfolio purchase agreements allow us to return certain unqualified accounts to the seller within a specified time period. After acquiring a portfolio, we conduct a detailed analysis to determine which accounts in the portfolio are unqualified. Examples of unqualified accounts are bankrupt debtors, debtors who have died, debt created by identity fraud or theft and debt paid off prior to sale of the portfolio. Accounts returned to sellers for the fiscal years ended 2006 and 2005 were approximately $909,000 and approximately $368,000, respectively.

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

As sellers of portfolios have become more sophisticated regarding the quality of the accounts included in the portfolios they sell, the due diligence analysis assumes increased importance. We believe that the sophistication of sellers has resulted in an increase in lesser quality paper being available for purchase at higher prices. By completing the due diligence process and considering the pertinent information regarding a potential portfolio acquisition, we believe we develop a good approximation of the value of the portfolio. We then offer to purchase the portfolio on terms that we believe will enable us to recover the purchase price of the portfolio, repay funds borrowed to purchase portfolios, pay our collection and operating costs and have a profit left over.

We purchase our portfolios for cash. If we use the Varde facility to acquire a portfolio, we and Varde provide our wholly-owned subsidiary Matterhorn with the funds needed to purchase the portfolio. Varde then has a first priority security interest in the acquired portfolio, which is owned by Matterhorn. In 2007, we anticipate that we will continue to purchase portfolios for our own account using our own cash resources, with our parent operating company, Performance Capital Management, LLC, owning those portfolios. Varde does not have a security interest in portfolios owned by Performance Capital Management. In some cases, we resell portions of portfolios purchased by Performance Capital Management and, with Varde's consent, of portfolios purchased by Matterhorn. During 2006, Performance Capital Management purchased approximately $2.9 million of new portfolios and Matterhorn purchased approximately $1.3 million, net of the rebalancing transactions that occurred in January of 2006

(discussed below). During 2005, Performance Capital Management purchased approximately $1.8 million of our new portfolios and Matterhorn purchased approximately $9.7 million. Approximately $5.4 million of Matterhorn's purchases occurred in one transaction on December 30, 2005, which we conducted on a tight time line in order to accommodate the seller's desire to close the transaction in 2005. During January 2006, with Varde's consent, we rebalanced the purchase by paying off approximately $750,000 of the note due to Varde in exchange for Matterhorn transferring a like amount of the portfolio to Performance Capital Management and by selling approximately $461,000 of the portfolio to a third party and using the proceeds to further pay down the note due to Varde. These rebalancing transactions are reflected in the portfolio purchases and sales figures for 2006. Had these rebalancing transactions occurred in conjunction with the December 30, 2005 transaction, during 2005 Performance Capital Management would have purchased approximately $2.5 million of our new portfolios and Matterhorn would have purchased approximately $8.5 million of our new portfolios.

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

PORTFOLIO PROCESSING

Once we acquire a portfolio, we primarily focus on collecting it, although we frequently sell certain portions of portfolios we purchase and then collect the balance of the portfolio. In most instances we will limit these resales of certain portions of portfolios to those we acquire using solely our own funds, and use those resales to ensure that the retained portion of the portfolio conforms to our size, pricing and collectibility parameters. In certain Matterhorn purchases, we have obtained Varde's consent to sell a portion of Matterhorn's portfolio acquisition and to apply the proceeds to a paydown of the note due to Varde in connection with the purchase. In addition, from time to time we sell some of our portfolios, either to capitalize on market conditions, to dispose of a portfolio that is not performing or to dispose of a portfolio whose collection life, from our perspective, has run its course. When we engage in these sales, we continue collecting the portfolio right up until the closing of the sale. For any portfolios acquired using Varde capital, we must obtain Varde's consent for any sale.

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

We collect the majority of the portfolios we acquire. Sometimes, however, we send portfolios (or portions of portfolios) to third-party collection agencies. We employ a strategy that uses contingency collection agencies, which receive a contingency fee for each dollar collected. We use these agencies where we believe they can collect better or less expensively on certain accounts. These include, among others, accounts that generally have low collection expectations, such as, accounts with small balances or with limited consumer contact information. We use our collection resources wisely and efficiently by not deploying resources on portfolios where the prospects of collection are remote and the costs to collect the accounts exceed the revenue generated by the accounts. For example, for accounts where the debtor is currently unemployed, overburdened by debt, incarcerated, or deceased no collection method of any sort is assigned at that time.

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

We believe our current collection infrastructure could handle a greater volume of accounts. We view our material fixed costs as:

     -    Payroll for administrative staff;
     -    Rent;
     -    Computer maintenance;
     -    Professional services; and
     -    Insurance.

We do not believe these costs will increase substantially if we substantially increase the volume of accounts that we collect. We expect our purchases of portfolios in 2007 to be comparable to those made in 2006. In addition to purchasing and servicing our own portfolios, we plan to enter into fee-based arrangements to collect portfolios on behalf of third parties. We will enter into third-party collection arrangements that we believe will increase our collection efficiency by generating enough income in fees to cover our costs to collect the third-party debt, defray variable collection costs incurred from collecting our own portfolios and thereby increase our collection efficiency. If we are successful at increasing the volume of accounts we collect, we believe the following costs, which we view as variable, may increase depending upon whether we use our own or the Varde credit facility to purchase the portfolios and whether we have excess capacity in our current collection infrastructure to support the increased volume of accounts:

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

Our agreement with Varde is the most important initiative we have undertaken to leverage our infrastructure resources. We plan to continue to use the Varde facility to obtain an increased volume of accounts to provide increased total revenues from collections that will outpace the corresponding increase in variable costs. We also believe that using the Varde facility permits us to acquire larger denomination portfolios. We believe that some of these larger denomination portfolios have pricing and quality characteristics that are difficult to find in the smaller denomination portfolios we had previously acquired. As we previously discussed, by combining our resources with Varde's, our subsidiary Matterhorn acquired approximately $2.3 million of new portfolios during 2004, approximately $9.7 million of new portfolios during 2005 (approximately $8.5 million during 2005 after the January 2006 rebalancing discussed above), and approximately $1.3 million of new portfolios during 2006 (net of the rebalancing transactions that occurred in January of 2006). All of these Matterhorn portfolio purchases were done utilizing the Varde financing. We anticipate, based on current loan portfolio purchase prices, that we will be using the Varde facility on a more limited basis during 2007. We will, however, continue to acquire portfolios on our own that meet our criteria for generating net revenue. In addition to acquiring our own portfolios and acting as a third-party collection agency, we are looking at other collection strategies to increase our collection efficiency, such as expanding use of the judicial process to collect specific accounts determined to be suitable for such an approach and improving the accuracy and currency of debtor contact information contained in our databases.

A recent trend in the debt collection industry has been a rise in legal collections, which have longer time horizons but are expected to contribute to an increase in returns over two to five years. The method used to select accounts for legal collections is a critical component of a successful legal collections program. If accounts are accurately selected, overall collection efficiency should increase.

In the ordinary course of our business, we regularly initiate collection lawsuits, using our network of third party law firms, against debtors. Since 2005, we have undertaken a project to get authority to collect in each state where a license, exemption or other such registration is required to collect. We are currently authorized to collect in 48 states. As a result, we are now able to initiate collection lawsuits on our own behalf in those states, thereby internalizing the costs of such collections. We will, however, continue to utilize our network of third party law firms in cases where we determine that it is financially or strategically prudent. Where the demand for collection services warrants, we will also consider collecting accounts for third parties on a case-by-case basis if the economic returns to us seem reasonable.

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

The collections industry is highly fragmented and competitive. We believe some of our major competitors have continued to diversify into third party agency collections. In addition to competing with other third-party collection agencies, we will also be competing with credit grantors who each have unique mixes of internal collections, outsourced collections, and debt sales. The trend in the collections industry, however, is for credit grantors to sell portfolios rather than to manage contingency collections. We must compete in this environment by seeking out third party collection arrangements that we believe will offer favorable economic returns. Even if we are successful at securing third party collection arrangements, the portfolios we are collecting on behalf of a third party may consist of asset types in which we have little current experience or portfolios that have been heavily worked. Our limited experience with certain asset types and the quality of the paper may impair our ability to efficiently collect on these accounts. Consequently, we may not generate enough revenue in fees to cover our costs to collect the third-party debt, thereby reducing our collection efficiency.

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

Additionally, there are, in some states, statutes and regulations comparable to and in some cases more stringent than the above federal laws, and specific licensing, exemption or other such registration requirements that affect our operations. State laws may also limit credit account interest rates and the fees, as well as limit the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts. Adoption of new licensing requirements or changing interpretations of existing requirements could restrict our ability to collect in states, subject us to increased regulations, or increase our costs.

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

We cannot ensure that some of the charged-off consumer debt was not established as a result of identity theft or unauthorized use of credit and, accordingly, we could not recover the amount of the charged-off consumer debt. As a purchaser of charged-off consumer debt, we may acquire debt subject to legitimate defenses on the part of the consumer. In general, for a period of 90 to 180 days after purchasing charged-off consumer debt portfolios, we are able to return to the seller of the portfolio by contract any unqualified accounts, which include bankrupt debtors, debtors who have died, debt created by identity fraud or theft, and debt paid off prior to sale of the portfolio.

EMPLOYEES

As of March 1, 2007, we had a total of 86 full-time employees and 3 part-time employees, classified as follows: 3 full-time executive officers; 21 full-time and 2 part-time administrative personnel; and 62 full-time, including supervisors, and 1 part-time collection personnel.

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

WE MAY NOT BE ABLE TO COLLECT SUFFICIENT AMOUNTS ON OUR DEFAULTED LOAN PORTFOLIOS TO FUND OUR OPERATIONS

Our business primarily consists of acquiring and servicing loan portfolios that debtors have failed to pay and that the credit originator has deemed uncollectible and has charged-off. The credit originators generally make numerous attempts to recover on their defaulted loans, often using a combination of in-house recovery efforts and third-party collection agencies. These defaulted loans are difficult to collect and we may not collect a sufficient amount to cover our investment associated with purchasing the defaulted loan portfolios and the costs of running our business.

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

OUR GROWTH AND OPERATING RESULTS COULD BE IMPAIRED IF WE ARE UNABLE TO MEET OUR FUTURE CAPITAL NEEDS

Our ultimate success depends on our ability to continue to generate revenue through our operations. If our operations are impaired for any reason, including if the Varde loan facility is not available to supply working capital for operations and we do not have another source of funding readily available to fund our continued operations, we may be unable to meet our future capital needs. In addition, we have distributed some capital to our members each of the past twelve quarters. If we encounter some impairment in our ability to operate, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If unavailable, our operations could be severely limited, and we may not be able to implement our business plan in a timely manner or at all. We may not be able to access capital markets due to the lack of liquidity of our securities. If equity financing is used to raise additional working capital, the ownership interests of our existing LLC unit holders will be diluted.

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

Any of these effects would severely limit our ability to generate the level of collections that we believe our fixed costs can support. In addition, we would have to reduce our variable collection costs, principally by terminating collection personnel, unless we enter into third-party collection arrangements which may offset some of the decline in the volume of accounts we collect. These steps may reduce our collection efficiency, and we might find it difficult to recover quickly from the damage to our reputation as an employer. Overall, these effects would lead to reduced revenues and lower margins, and could place us at risk of our revenues not covering costs if we could not reduce costs quickly enough.

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

WE EXPERIENCE HIGH EMPLOYEE TURNOVER RATES AND MAY NOT BE ABLE TO HIRE AND RETAIN ENOUGH SUFFICIENTLY TRAINED EMPLOYEES TO SUPPORT OUR OPERATIONS

The debt servicing and collection industry is very labor intensive and, similar to other companies in our industry, we typically experience a high rate of employee turnover for our collection personnel. Our annual turnover rate for our collection personnel who man phones contacting debtors utilizing the dialer, excluding those employees that do not complete our eight-day training program, was 100%. We compete for qualified personnel with companies in our industry and in other industries. Our growth requires that we continually hire and train new collectors. A higher turnover rate among our collectors will increase our recruiting and training costs and limit the number of experienced collection personnel available to service our charged-off consumer debt. If this were to occur, we would not be able to service our charged-off debt portfolios effectively and this would reduce our ability to continue our growth and operate.

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

WE MAY NOT BE SUCCESSFUL AT SECURING OR GENERATING NET RETURNS FROM THIRD PARTY COLLECTIONS ARRANGEMENTS

The third party collections industry is highly fragmented and competitive. Some of our competitors may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories and more established relationships in the industry than we currently have. We may not have the resources or ability to compete successfully. As there are few significant barriers for entry to the industry, there can be no assurance that additional competitors with greater resources than ours will not enter our market. Even if we are successful at securing third party collection arrangements, the portfolios we are collecting on behalf of a third party may consist of asset types in which we have little current experience or portfolios that have been heavily worked. Our limited experience with certain asset types and the quality of the paper may impair our ability to efficiently collect on these debts. Consequently we may not cover our collection costs from working the third party debt, our collection efficiency may go down, and we may be forced to reduce our collections infrastructure.

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

WE ARE SUBJECT TO ONGOING RISKS OF LITIGATION, INCLUDING INDIVIDUAL AND CLASS ACTIONS UNDER CONSUMER CREDIT, COLLECTIONS, EMPLOYMENT AND OTHER LAWS

We operate in an extremely litigious climate and are currently, and may in the future, be named as defendants in litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws. Defending a lawsuit, regardless of its merit, could be costly and divert management's attention from the operation of our business. The use of certain collection strategies could be restricted if class-action plaintiffs were to prevail in their claims. In addition, insurance costs continue to increase significantly and policy deductibles also have increased. All of these factors could have an adverse effect on our consolidated financial condition and results of operations.

LIMITED LIABILITY OF OUR EXECUTIVE OFFICERS AND DIRECTORS MAY DISCOURAGE UNIT HOLDERS FROM BRINGING A LAWSUIT AGAINST THEM

Our Operating Agreement contains provisions that limit the liability of our directors for monetary damages and provide for indemnification of our officers and directors. These provisions may discourage LLC unit holders from bringing a lawsuit against our officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against our officers and directors even though such action, if successful, might otherwise have benefited the LLC unit holders. In addition, a LLC unit holder's investment in Performance Capital Management, LLC may be adversely affected to the extent that costs of settlement and damage awards against our officers or directors are paid by Performance Capital Management, LLC pursuant to the indemnification provisions of our Operating Agreement. The impact on a LLC unit holder's investment in terms of the cost of defending a lawsuit may deter the LLC unit holder from bringing suit against one of our officers or directors. We have been advised that the SEC takes the position that these provisions do not affect the liability of any officer or director under applicable federal and state securities laws.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

Our principal business office and primary operations facility are located in Buena Park, California. The term of the lease is seven years, commencing on December 1, 2006. The total lease commitment for 2007 is approximately $173,000, plus common area cost increases. Our new lease agreement is discussed in further detail in Note 10 to the Notes to Consolidated Financial Statements contained herein. We believe we keep our premises and its contents adequately insured against common perils consistent with industry standards.

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


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY,  RELATED  SECURITY  HOLDER  MATTERS AND
------------------------------------------------------------------------------
SMALL  BUSINESS  ISSUER  PURCHASES  OF  EQUITY  SECURITIES
----------------------------------------------------------

MARKET

There is no trading market for our securities at present and there has been no trading market to date. We are not planning and do not intend to facilitate the development of a trading market.

HOLDERS OF RECORD

As of March 1, 2007, we had approximately 2,300 members, and one economic interest owner who is a non-voting LLC unit holder.

DISTRIBUTIONS

Our Operating Agreement calls for us to make pro-rata cash distributions to our members based on their unreturned capital (certain investors received approximately $19.3 million of payment from various PAM Funds prior to the bankruptcy filing) until all members receive their full capital investment back without interest. From February 4, 2002 (Inception) to December 31, 2006, we have made distributions to the members and economic interest owners totaling approximately $14.3 million. After all investor capital investments are paid back, any further distributions are to be made, as determined by our Board of Directors, in its sole and absolute discretion, pro rata based upon ownership of LLC units outstanding.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

We did not issue or sell any equity securities during the fiscal year ended December 31, 2006.

PURCHASES OF SECURITIES

We completed a procedure at the end of the fourth quarter 2004 authorized by our plan of reorganization to cancel the interests of members we have not been able to locate. Through delivery to last known addresses and public advertising in a national newspaper in April 2004, we attempted to notify approximately 41 people or entities listed as investors in the PAM Funds. At December 31, 2004, we cancelled ownership of approximately 7,055 LLC units in accordance with the procedure outlined in the reorganization plan. Also, related unreturned capital of approximately $305,000 was cancelled and approximately $152,000 of uncashed distribution checks were forfeited and returned to us. The $152,000 of unclaimed distributions was treated as an addition to members' equity at the end of the fourth quarter of 2004. During the first quarter of 2005, a total of 65 LLC units of the previously cancelled LLC units were reinstated. In the first quarter of 2006, 199 previously cancelled LLC units were reinstated due to an heir establishing ownership.

On November 10, 2006, we commenced a buy back program offering to repurchase LLC units from those LLC unit holders who owned a total of 99 or fewer LLC units. These LLC unit holders were given the option of selling all, but not less than all, of their LLC units back to Performance Capital Management at a price of $4.75 per unit. When the program commenced, approximately 1,100 LLC unit holders out of a total of 2,500 record LLC unit holders owned in aggregate 99 or fewer LLC units and such LLC unit holders owned a total of approximately 78,000 LLC units. The program expired on December 22, 2006, and resulted in the repurchase of 13,881 LLC units, which were purchased for a total of approximately $66,000. Other costs of the program totaled approximately $43,500. The following table summarizes the results of the buy back offering.

                                                                           Total Number  of     Maximum Number
                                                                          Units Purchased as  of Units that May
                                                                           Part of Publicly    Yet Be Purchased
                                                                          Announced Plans or  Under the Plans or
Period             Total Number of Units Purchased  Price Paid Per Unit        Programs            Programs
-----------------  -------------------------------  --------------------  ------------------  -------------------
November 10, 2006
to December 22,
2006                                        13,881  $               4.75              13,881          None

     (1)  The  above  program  was  announced  on  November  10,  2006.

     (2)  The  total  dollar amount approved for the above program was $370,500.

     (3)  The  expiration  date  of  the  above  program  was December 22, 2006.

     (4)  No  further  purchases  shall  be  made  under  the  above  program.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

The following discussion should be read in conjunction with our audited consolidated financial statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of this Annual Report on Form 10-KSB. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in our filings with the Securities and Exchange Commission and in the subsection of Item 1 entitled "Description of Business; Risk Factors".

OVERVIEW

We acquire assets originated by federal and state banking and savings institutions, loan agencies, and other sources, for the purpose of generating income and cash flow from collecting or selling those assets. Typically, these assets consist of charged-off credit card contracts. These assets are typically purchased and sold as portfolios. We purchase portfolios using our own cash resources and funds borrowed from a third party. In 2007, we plan to enter into fee-based third-party collection arrangements in an effort to generate additional income and cash flow and to offset the expected decline in purchases of portfolios.

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

We earn revenues from collecting our portfolios and from selling our portfolios or portions of our portfolios. We recognize gross revenue when we collect an account and when we sell a portfolio or a portion of it. On our statement of operations, we reduce our total revenues by the cost basis recovery of our portfolios to arrive at net revenue. For collections, we reduce the cost basis of the portfolio dollar-for-dollar until we have completely recovered the cost basis of the portfolio. When we sell a portfolio or a portion of it, to the extent of remaining cost basis for the portfolio, we reduce the cost basis of the portfolio by a percentage of the original portfolio cost.

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

We present the fair value of our portfolios only in the notes to our financial statements, not in the basic financial statements themselves. In order to understand our financial statements, the reader must understand the concepts involved in estimation of the fair value of our portfolios, as discussed in the section above entitled "Overview". Because of the inherent uncertainty associated with predicting future events, our determinations of fair value at any particular point in time are only estimates, and actual fair value could ultimately vary significantly from our estimate.

When we collect an account in a portfolio, we reduce the cost basis of the portfolio dollar-for-dollar until we have completely recovered the cost basis of the portfolio. We believe this method of accounting for the amortization of the purchase price of our portfolios is conservative and minimizes the effect of estimation on our results of operations. This policy has the effect of "front-loading" expenses, however, and may result in a portfolio initially showing no net revenue for a period of time and then showing only net revenue once we have recovered its entire cost basis. We have retained a consultant to conduct a study to determine whether we should continue using the cost recovery method of accounting for all of our portfolios or switch to a method that matches portfolio cost basis to revenue on a proportionate basis over the projected life of the portfolio. The accounting method used depends largely upon a determination of our ability to accurately project the timing and amount of collections for portfolios we acquire.

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

As discussed in greater detail below, our credit facility with Varde provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. The facility provides for Varde to receive a residual interest in portfolio collections after all funds invested in the portfolio have been repaid (with interest) and all servicing fees have been paid. We do not record a liability for contingent future payments of residual interests due to the distressed nature of the portfolio assets and the lack of assurance that collections sufficient to result in a liability will actually occur. When such payments actually occur, we will reflect them in our statement of operations as other financing costs.

For ease of presentation in the following discussions of "Operating Results" and "Liquidity and Capital Resources", we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

OPERATING  RESULTS

COMPARISON  OF  RESULTS  FOR  THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31,
2005

The  following  discussion compares our results for the years ended December 31,
2006 and December 31, 2005.    Our net income of $205,000 in 2005 decreased to a
net  loss  of  $701,000  in  2006.

Revenue
-------

Our net revenues decreased to $7.6 million in 2006 from $7.8 million in 2005. The following table presents a comparison of the components of our revenues for 2006 and 2005, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

                                 Total                   Collections                Sales
                        -----------------------  ------------------------  ------------------------
                          For the Year Ended        For the Year Ended        For the Year Ended
                             December 31,               December 31,             December 31,
                          2006         2005         2006         2005         2006         2005
                        ---------  ------------  -----------  -----------  -----------  -----------
                            ($in millions)           ($in millions)             ($in millions)
Total revenues          $   15.2   $      13.8   $     13.5   $     13.0   $      1.7   $      0.8
Less basis recovery         (7.6)         (6.0)        (6.5)        (5.6)        (1.1)        (0.4)
                        ---------  ------------  -----------  -----------  -----------  -----------
Net revenues            $    7.6   $       7.8   $      7.0   $      7.4   $      0.6   $      0.4
                        =========  ============  ===========  ===========  ===========  ===========
Net revenue percentage      49.8%         56.4%        51.8%        57.0%        33.4%        47.5%

Portfolio collections provided 88.9% of our total revenues in 2006 and 94.2% in 2005. We showed improvement in total revenues from portfolio collections but a decline in net revenues from portfolio collections. Our total revenues from portfolio collections increased by $0.5 million substantially due to collections from recently purchased portfolios and continued collection efficiency, as measured by the dollar volume of accounts available for collection, for both recently purchased and older portfolios. Our net revenues from portfolio collections decreased by $0.4 million substantially due to the cost basis recovery associated with the large portfolio purchase we made in the latter part of 2005 and the portfolio purchases we made during 2006.

During 2006, we acquired $4.2 million of new portfolios (net of returns). During 2005, we acquired $11.5 million of new portfolios (net of returns; $11.0 million after adjusting for a January 2006 sale of a $461,000 portion of a portfolio purchased in December 2005). We have seen our total revenue from collections increase as we begin to exploit the large purchases we made in 2005 and the purchases we made in 2006. We expect our total collection revenue increases to level off in 2007 and possibly decline. This is due principally to the current market conditions for portfolios that make purchasing portfolios at a reasonable price increasingly difficult. If we are unable to continue to acquire new portfolios that meet our criteria for generating net income, our revenues will decline. In addition to acquiring our own portfolios and acting as a third-party collection agency, we are looking at other collection strategies in an effort to increase our revenues and collection efficiency, such as expanding use of the judicial process to collect specific accounts determined to be suitable for such an approach and improving the accuracy and currency of debtor contact information contained in our databases.

Total revenues from collections in the third quarter of 2006 were down from the comparable period in 2005. Collection revenue for the fourth quarter of 2006 was substantially equal to the fourth quarter of 2005. The cost basis recovery associated with collecting portfolios we purchased in the latter half of 2005, combined with the portfolios that we purchased in 2006, will continue to offset the increase in net revenue percentage we would otherwise expect our older portfolios (whose cost bases we have completely recovered) to generate and actually result in a further decline in our net revenue percentage.

In an effort to increase the accounts we service to maximize use of our collection infrastructure, we started a program within Performance Capital Management to collect debt owned by others. In January 2007, we entered into a third-party collection arrangement and began collecting on portfolios owned by another party. Third-party debt collection arrangements are generally commission-based with the objective of earning fees in excess of the costs to collect. We will enter into third-party collection arrangements that we believe will generate enough income in fees to generate net returns. We do not yet know how effective this line of business will be at offsetting a leveling off of portfolio purchases in 2006 and 2007. Our success is largely dependent upon the volume of such arrangements we secure and the quality and types of debt we service for third parties. If the portfolios have been heavily worked or we are not experienced at collecting the type of accounts being serviced, we may not generate income from such third party collections in excess of our costs of collection.

Both our total and net revenues from portfolio sales showed increases in 2006 over 2005. As part of our program to emphasize efforts to continue to collect and realize a reasonable return on some of our older portfolios, in 2006 we identified a larger portfolio that was not performing to our expectations. We sold this portfolio for $1.1 million with Varde's consent in the first quarter of 2006 on terms we considered acceptable. In the first quarter of 2006, we also sold a $461,000 portion of a portfolio purchased in December 2005. We may engage in further sales if we identify portfolios that are not performing to our expectations and we believe market conditions are acceptable. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

Net revenues from sales of $562,000 for the year ended December 31, 2006, exceeded net revenues from sales of $379,000 for the year ended December 31, 2005, by $183,000. If we exclude the effect of portfolio sales, our net loss for the year ended December 31, 2006 increases to a net loss of $1,263,000 from a net loss of $173,000 for the year ended December 31, 2005. Our net loss, excluding the effect of portfolio sales, increased substantially, despite increased total revenues from collections, due to proportionately greater cost basis recovery (i.e., the decrease in net revenue percentage discussed above) and to increased interest expense and other financing costs. If our purchasing patterns slow, we believe that our collection activity will begin to show net income due to front-loaded cost basis recovery.

During the twelve months ended December 31, 2006, we generated positive cash flow from operating activities of $3.0 million, enabling us to make distributions to our investors and pay down third-party loans. Members' equity, however, decreased by $1.4 million for the year ended December 31, 2006. This significant decline in members' equity is attributed to distributions made to investors of $664,000, the repurchase of LLC units from members through an odd lot buy back program of $66,000, and a net loss from operations of $701,000, which resulted in part from the rising cost of portfolios, our move to Buena Park, and the interest expenses and other costs arising from the increased use of financing to purchase portfolios.

Operating  Expenses
-------------------

Our total operating costs and expenses increased to $7.4 million in 2006 from $7.2 million in 2005, due primarily to the increase in collection costs associated with our increase in collection revenue. The increase in expenses in the fourth quarter of 2006 was primarily due to costs incurred in connection with the move to our new facility and costs incurred in connection with the offer and repurchase of LLC units from LLC unit holders through the odd lot buy back program. Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, remained relatively flat at 55.1% in 2006 and 55.3% in 2005. We accomplished this continued efficiency through a three-part strategy:
(1) increasing total collection revenues by capitalizing on the increased volume of accounts we have available to collect; (2) using our existing infrastructure to collect a greater dollar volume of accounts; and (3) continuing to reduce variable costs required to collect each dollar of revenue. We believe that our agreement with Varde, discussed in greater detail below, has played, and will continue to play, a significant role in enabling us to increase the volume of accounts we have available to collect. We plan to continue striving to improve this efficiency measure, both by continuing to increase total revenues (while holding infrastructure costs down) and by continuing to reduce variable costs required to collect each dollar of revenue. However, we believe we may be nearing the point where it may not be possible for us to achieve further material decreases in the ratio of operating costs and expenses to total revenues from collections.

Our interest expense and other financing costs increased to $809,000 in 2006 from $379,000 in 2005, a $429,000 increase. The increase was primarily due to a large portfolio purchase made at the end of 2005 and portfolio purchases made in 2006 using the Varde facility. We intend to continue monitoring the magnitude of the change in the margin by which our total collection revenues exceed our operating costs and expenses relative to the principal and interest we pay to Varde under the credit facility to ensure that the Varde facility provides additional liquidity to us and does not result in loan payments that will deplete our cash balances. In order to maintain the working capital necessary to run our operations, we anticipate maintaining a careful balance between portfolios we purchase using our own cash (where collection revenues are immediately available to us in full) and portfolios we purchase using the Varde credit facility (where we must immediately apply a substantial portion of collections to debt service).

Our general and administration expenses increased to $3.1 million in 2006 from $2.9 million in 2005, due primarily to increased collection costs associated with our increase in collection revenues and the costs incurred in connection with the move to our new facility in Buena Park. Our salaries and benefits expenses increased to $4.2 million in 2006 from $4.1 million in 2005, which is consistent with the increase in collection revenue in 2006. Our total operating costs and expenses increased to $7.4 million in 2006 compared to $7.2 million in 2005 with a corresponding increase in our total collection revenue of $465,000. Our ability to sustain revenue increases that outpace cost increases depends on our ability to continue to identify and make large dollar-volume purchases of portfolios at prices we believe are reasonable. Current market conditions for charged-off credit card debt, which limit our ability to make large dollar-volume purchases at reasonable prices, may lead to our revenues remaining relatively flat or slightly declining in 2007 as compared with 2006.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our cash and cash equivalents decreased $1.0 million in 2006 to a balance of $1.2 million at December 31, 2006. During 2006, our portfolio collections and sales generated $15.2 million of cash, we borrowed $2.4 million, and we used $8.0 million for operating and other activities, $4.2 million for purchases of new portfolios, $5.3 million to repay loans, $664,000 for distributions to LLC unit holders, and $66,000, with an additional $43,500 in program costs, to buy back LLC units from our LLC unit holders.

Our cash reserves in the fourth quarter of 2006 would have been in line with those in the fourth quarter of 2005 had we not incurred moving costs, including disruption to our collections operations, repurchased LLC units through the odd lot buy back program and made additional portfolio purchases, including repurchasing a portion of a portfolio that we had sold. As a result of our low cash reserves heading into 2007, distributions to our members may be less in the first half of 2007 than they have been in previous quarters. We expect to recoup some of the fourth quarter 2006 cash outlays in part through a return of capital from savings on tenant improvement costs in our new offices, and a reduced lease commitment under our new lease as compared to our previous lease, and a continued slow down in portfolio purchases.

During 2006, we continued making progress towards achieving results consistent with our business plan: to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios, pay our collecting and operating costs and still have a profit. The large cost basis recovery associated with the recent rapid growth in our portfolios has made it difficult to generate the profit our business plan calls for. Excluding the results from portfolio sales in 2006, our cost basis recovery of $6.5 million plus our operating, interest and other expenses of $8.2 million exceeded our total revenues from collections of $13.5 million. We generated sufficient cash to repay the portion of borrowed funds that came due in 2006. We believe these results reflect the steady progress we have made to focus on collecting the right portfolios in an efficient manner. We believe our future results will continue to reflect this progress, although the "front-loading" of cost basis recovery from our portfolio purchases in the latter part of 2005 and during 2006 could once again cause our statement of operations to show a net loss.

During 2005, we believe we continued to improve the balance between our new and old portfolios by purchasing the largest dollar amount of portfolios in one year since inception ($11.5 million in 2005; $11.0 million after adjusting for the January 2006 rebalancing described in the business description). During 2006, we purchased $4.2 million of portfolios. The current market conditions make it likely that we will continue to acquire portfolios at the same or a slower pace in 2007 as in 2006. What we purchase will continue to depend on our assessment of market conditions, as well as the amount of liquid cash and other financial resources available to us. In an attempt to compete in a highly competitive marketplace and operate as efficiently as possible, we will continue to focus on becoming more sophisticated in determining which portfolios or portions of portfolios provide the greatest return and which bring collection efficiency down. As a result of this analysis, we continue to focus our collection efforts on those portions of portfolios that we expect will generate the most returns.

We have used our dialer to ensure that our collectors continue to focus on portfolios that continue to show results. By monitoring the results of calls originated through our dialer, we identified portfolios that required more cost to collect than others. Particularly where we had worked to collect these portfolios over an extended period of time, we determined that some of our portfolios' collection lives had run their course from our perspective. We sold a number of older portfolios identified by this process in 2005 and a larger number of such portfolios in the first quarter of 2006. We believe this process of constantly evaluating portfolio returns against costs of collection should continue to improve the balance between our new and old portfolios. Current plans for 2007 do not call for the sale of a large number of older portfolios or underperforming portfolios, but we may engage in further sales if we believe market conditions are acceptable or portfolio performance is not up to our expectations.

Our portfolios provide our principal long-term source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. The total fair value of our portfolios includes fair value attributable to the residual interests of third parties in collections once all funds (including funds invested by us) invested in a portfolio have been repaid (with interest) and all servicing fees have been paid. The retained fair value of our portfolios excludes fair value attributable to these residual interests. Our estimate of the total fair value of our portfolios at December 31, 2006, decreased $6.0 million to $22.0 million from $28.0 million at December 31, 2005. At the same time, the cost basis of our portfolios decreased to $5.0 million at December 31, 2006, from $8.4 million at December 31, 2005. Our estimate of the retained fair value of our portfolios at December 31, 2006, decreased $6.2 million to $21.3 million from $27.5 million at December 31, 2005.

Our estimates of fair value decreased due principally to our collections and portfolio sales exceeding the fair value of the $4.2 million of portfolio purchases (net of returns) in 2006. Our portfolio cost basis also decreased, due principally to the cost basis recovery associated with our collections and sales exceeding the $4.2 million of portfolio purchases (net of returns) made in 2006. Whether the fair value and cost basis of our portfolios will resume the growth established in 2005 will depend on our ability to find portfolios at a reasonable price in a very competitive market. The purchase of portfolios is also limited by the amount of cash we have available to purchase portfolios. If we can find reasonably priced portfolios, we believe our portfolio fair value and cost basis will increase in the near term because we can use the Varde credit facility as well as reinvest some cash proceeds from collections to purchase new portfolios. Long-term growth in portfolio fair value and cost basis will depend on whether market conditions continue to permit us to purchase portfolios at reasonable prices and on our financial resources.

 We used a discount rate of 20% to determine the fair values of our portfolios at December 31, 2006 and 2005. The following table sets forth alternative estimates of total fair value, retained fair value, and the portion of fair value attributable to residual interests of third parties in collections, if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

                                                    Total              Retained           Fair Value of
                                                  Fair Value          Fair Value        Residual Interests
                                             -------------------  -------------------  -------------------
                                                 December 31,         December 31,         December 31,
                                               2006      2005       2006      2005       2006       2005
                                             --------  ---------  --------  ---------  --------  ---------
                                               ($in millions)       ($in millions)         ($in millions)
Higher collection risk (25% discount rate)   $   20.5  $    26.2  $   19.9  $    25.7  $    0.6  $     0.5
Assumed collection risk (20% discount rate)  $   22.0  $    28.0  $   21.3  $    27.5  $    0.7  $     0.5
Lower collection risk (15% discount rate)    $   23.8  $    30.3  $   23.0  $    29.7  $    0.8  $     0.6

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

In the near term we plan to use some of our cash collections representing cost basis recovery to make distributions to our members and interest holders. Ultimately we plan to generate cash in excess of our collection and operating costs and our cost basis recovery and to use some of the excess cash to make distributions to our members and interest holders. Beginning in April 2003, we began making quarterly distributions. During 2006, we made distributions totaling $664,000. We made a distribution of $161,000 in January 2007 relating to our quarter ended December 31, 2006. Due to market conditions during 2006 slowing the number of portfolio purchases and to cash expenditures in the latter half of 2006, we may have to suspend or lower quarterly distributions if the funds are needed to purchase portfolios or pay for operating costs.

Our agreement with Varde provides us with a source of capital to purchase new portfolios. The agreement provides up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. We will never have outstanding indebtedness approaching the full $25 million at any one time, due to the cumulative nature of the facility. At December 31, 2006, Matterhorn owed $4.5 million under the facility in connection with purchases of certain charged-off loan portfolios. Under the credit facility, Varde has a first priority security interest in Matterhorn's assets. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of $3.1 million at December 31, 2006. The loan advances have minimum payment threshold points with terms of two years and bear interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from April 2007 to June 2008. Once all funds (including funds invested by us) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde's loan is repaid (i.e., after the funds invested by us are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full.

The amount of remaining available credit under the facility at December 31, 2006 was $12.4 million. Matterhorn has borrowed a total of $12.6 million, with $4.5 million outstanding at December 31, 2006. There can be no assurance that Varde will advance any new money under the facility, because in each instance Varde must approve of the portfolio(s) we propose to acquire and the terms of the acquisition. We do not have any plans to raise equity capital. Based on our cash position and current financial resources, and assuming our operating results continue to increase at projected levels, we believe we have adequate capital resources to continue our business as presently conducted for the foreseeable future. We plan to continue to use the Varde credit facility to maximize the return on our infrastructure and to continue to reduce variable costs required to collect each dollar of revenue. We are considering other alternatives, such as purchasing other types of debt in less competitive markets and growing our third party collections, to increase the volume of accounts we service. The extent to which we proceed with such alternatives depends upon whether the economic returns to us seem reasonable. Performance Capital Management has started a program to collect debt owned by others. We entered into a third-party collection arrangement in January 2007. We will consider collecting accounts for third parties if the economic returns to us seem reasonable. Since this line of business has just begun, we do not yet know how effective it will be at offsetting a leveling off of portfolio purchases.

We do not have any contractual commitments to make capital expenditures, and we have not budgeted any capital expenditures for the coming year. We may from time to time acquire capital assets on an as needed basis. Our most significant capital assets are our dialer and our telephone switch, which we do not anticipate having to replace within the next year.

RECENT  ACCOUNTING  PRONOUNCEMENTS

We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the footnotes to our audited Consolidated Financial Statements,
Note  4.

ITEM  7.  CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------


               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           ----
Report of Independent Registered Public Accounting Firm  . . . . . . . . . . . . . . . . .   29

Consolidated Balance Sheets as of December 31, 2006 and 2005 . . . . . . . . . . . . . . .   30

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 . . .   31

Consolidated Statements of Members' Equity for the years ended December 31, 2006 and 2005    32

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 . . .   33

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .   34

            [MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------


To  the  Members  and  Board  of  Directors
Performance  Capital  Management,  LLC
Buena  Park,  California

We have audited the accompanying consolidated balance sheets of Performance Capital Management, LLC and its wholly owned subsidiary Matterhorn Financial Services, LLC, as of December 31, 2006 and 2005, and the related consolidated statements of operations, members' equity, and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Performance Capital Management, LLC and its wholly owned subsidiary Matterhorn Financial Services, LLC, as of December 31, 2006 and 2005 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.


/s/  MOORE  STEPHENS  WURTH  FRAZER  AND  TORBET,  LLP


March  22,  2007
Orange,  California

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2006 AND 2005


                                     ASSETS
                                     ------
                                                  2006         2005
                                               -----------  -----------
  Cash and cash equivalents                    $   689,888  $ 1,810,677
  Restricted cash                                  491,400      380,352
  Other receivables                                 28,984       25,678
  Purchased loan portfolios, net                 5,000,942    8,446,724
  Property and equipment, net                      430,119      141,169
  Deposits                                          80,463       57,746
  Prepaid expenses and other assets                100,274       90,843
                                               -----------  -----------

        Total assets                           $ 6,822,070  $10,953,189
                                               ===========  ===========


                         LIABILITIES AND MEMBERS' EQUITY
                         -------------------------------

LIABILITIES:
  Accounts payable                             $   165,996  $    78,644
  Accrued liabilities                              423,367      346,554
  Accrued interest                                  46,040       30,225
  Notes payable                                  4,455,460    7,336,505
  Income taxes payable                              27,580       27,580
                                               -----------  -----------
    Total liabilities                            5,118,443    7,819,508

COMMITMENTS AND CONTINGENCIES                            -            -

MEMBERS' EQUITY                                  1,703,627    3,133,681
                                               -----------  -----------

        Total liabilities and members' equity  $ 6,822,070  $10,953,189
                                               ===========  ===========

    The accompanying notes are an integral part of these consolidated financial statements.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                   2006          2005
                                               ------------  ------------
REVENUES:
  Portfolio collections                        $13,507,711   $13,042,397
  Portfolio sales                                1,685,263       796,712
                                               ------------  ------------
    Total revenues                              15,192,974    13,839,109
  Less portfolio basis recovery                  7,630,070     6,033,306
                                               ------------  ------------

NET REVENUES                                     7,562,904     7,805,803
                                               ------------  ------------

OPERATING COSTS AND EXPENSES:
  Salaries and benefits                          4,241,885     4,144,819
  General and administrative                     3,097,935     2,921,423
  Depreciation                                     104,282       147,494
                                               ------------  ------------
    Total operating costs and expenses           7,444,102     7,213,736
                                               ------------  ------------

INCOME FROM OPERATIONS                             118,802       592,067
                                               ------------  ------------

OTHER INCOME (EXPENSE):
  Interest expense and other financing costs      (808,542)     (379,137)
  Reorganization cost                                    -          (440)
  Interest income                                   15,793        16,707
  Other income                                       2,529         5,419
                                               ------------  ------------
    Total other expense, net                     ( 790,220)     (357,451)
                                               ------------  ------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION         (671,418)      234,616
INCOME TAX PROVISION                                29,180        29,180
                                               ------------  ------------

NET INCOME (LOSS)                              $  (700,598)  $   205,436
                                               ============  ============

NET INCOME (LOSS) PER UNIT
  BASIC AND DILUTED                            $     (1.24)  $      0.36
                                               ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                         PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                           FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                               Retired
                                                                 or                         Total
                                      Member    Unreturned    Abandoned    Accumulated    Members'
                                      Units      Capital       Capital       Deficit       Equity
                                     --------  ------------  -----------  -------------  -----------
Balance, December 31, 2004           563,861   $24,633,642   $  489,244   $(21,536,538)  $3,586,348

Reinstatement of units to investors       65         3,503       (3,503)             -            -

Distributions to investors                        (658,103)           -              -     (658,103)

Net income                                               -            -        205,436      205,436
                                     --------  ------------  -----------  -------------  -----------

Balance, December 31, 2005           563,926    23,979,042      485,741    (21,331,102)   3,133,681

Reinstatement of units to investors      199        11,938      (11,938)             -            -

Repurchase of units from investors   (13,881)     (574,909)     574,909        (65,935)     (65,935)

Distributions to investors                        (663,521)           -              -     (663,521)

Net  loss                                                -            -       (700,598)    (700,598)
                                     --------  ------------  -----------  -------------  -----------

Balance, December 31, 2006           550,244   $22,752,550   $1,048,712   $(22,097,635)  $1,703,627
                                     ========  ============  ===========  =============  ===========

    The accompanying notes are an integral part of these consolidated financial statements.

                    PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                    2006          2005
                                                                ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  (loss)                                            $  (700,598)  $   205,436
  Adjustments to reconcile net income  to net cash
    provided by operating activities:
        Increase in allowance on loan portfolios                                   46,341
        Depreciation                                                104,282       147,494
        Loss on disposal of fixed assets                              1,677             -
    (Increase) decrease in assets:
        Other receivables                                            (3,306)        5,816
        Purchased loan portfolios                                 3,445,782    (5,501,423)
        Prepaid expenses and other assets                           (32,148)       (5,938)
    Increase (decrease) in liabilities:
        Accounts payable                                             87,353        19,369
        Accrued liabilities                                          76,813       (27,370)
        Accrued interest                                             15,815        22,150
        Income taxes payable                                              -         9,290
                                                                ------------  ------------
          Net cash provided by (used in) operating activities     2,995,670    (5,078,835)
                                                                ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                              (394,910)      (33,855)
                                                                ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in restricted cash                                    (111,048)     (258,147)
  Borrowings on loans payable                                     2,379,418     8,533,540
  Repayment of loans payable                                     (5,260,463)   (2,614,078)
  Distributions to investors                                       (663,521)     (658,103)
  Repurchase of units from investors                                (65,935)            -
                                                                ------------  ------------
          Net cash provided by (used in) financing activities    (3,721,549)    5,003,212
                                                                ------------  ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          (1,120,789)     (109,478)

CASH AND CASH EQUIVALENTS, beginning of period                    1,810,677     1,920,155
                                                                ------------  ------------

CASH AND CASH EQUIVALENTS, end of period                        $   689,888   $ 1,810,677
                                                                ============  ============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Income taxes paid                                             $    29,180   $    19,890
                                                                ============  ============

  Interest paid                                                 $   680,236   $   356,987
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

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Performance Capital Management, LLC ("PCM LLC") and its wholly-owned subsidiary, Matterhorn Financial Services, LLC ("Matterhorn") (collectively the "Company", unless stated otherwise) are engaged in the business of acquiring assets originated by federal and state banks and other sources, for the purpose of generating income and cash flow from managing, collecting, or selling those assets. These assets consist primarily of non-performing credit card loan portfolios and are purchased and sold as portfolios ("portfolios"). Additionally, some of the loan portfolios are assigned to third-party agencies for collection.

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
                        =============  ===================

The following is a summary of the ownership interest of PCM LLC as of December 31, 2006:

Original
Fund's      Number of        Percentage
Name      PCM LLC Units  Interest in PCM LLC
--------  -------------  -------------------
PAM              50,238                    9
PAMII            74,169                   14
PAMIII           95,647                   17
PAMIV           274,185                   50
PAMV             56,005                   10
          -------------  -------------------
Totals          550,244                  100
          =============  ===================

The Reorganization Plan calls for distributions to be made first to PCM LLC members to the extent of and in proportion to their unreturned Capital Contributions; and thereafter to PCM LLC members in proportion to their respective percentage ownership interest. The combination of the Partnerships and PCM INC is summarized as follows (in thousands):

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

                                      PAM      PAMII     PAMIII    PAMIV      PAMV     PCM INC     Total
                                    ----------------------------------------------------------------------
Sale of Limited Partnership Units   $ 5,205   $ 7,670   $ 9,990   $28,595   $ 5,965   $      -   $ 57,425

Distributions to Investors           (3,704)   (4,137)   (3,719)   (6,920)     (829)         -    (19,309)
                                    ----------------------------------------------------------------------

Unreturned Capital                    1,501     3,533     6,271    21,675     5,136          -     38,116

Accumulated Deficit                    (288)   (1,333)   (2,424)   (9,330)   (2,561)    (2,302)   (18,238)
                                    ----------------------------------------------------------------------

Cash and Net Assets
  Transferred to PCM LLC            $ 1,213   $ 2,200   $ 3,847   $12,345   $ 2,575   $ (2,302)    19,878
                                    ===========================================================

Cumulative Distributions For The
  Period February 4, 2002
  Through December 31, 2004                                                                       (13,146)

Cumulative Net Loss For The
  Period February 4, 2002
  Through December 31, 2004                                                                        (3,298)

Distributions Forfeited                                                                               152

                                                                                                 ---------
Members' Equity PCM LLC
  at December 31, 2004                                                                              3,586

2005 Net income                                                                                       205

2005 Distributions to Investors                                                                      (658)

                                                                                                 ---------
Members' Equity PCM LLC
  at December 31, 2005                                                                              3,133

2006 Net loss                                                                                        (701)

2006 Distributions to Investors                                                                      (663)

Repurchase of Units from Investors                                                                    (66)

                                                                                                 ---------
Members' Equity PCM LLC
  at Decmber 31, 2006                                                                            $  1,703
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

Cash  and  Cash  Equivalents
----------------------------

The Company defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $0.9 million as of December 31, 2006. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

Restricted cash consists principally of cash held in a segregated account pursuant to the Company's credit facility with Varde. The Company and Varde settle the status of these funds on a monthly basis pursuant to the credit facility. The proportion of the restricted cash ultimately disbursed by Matterhorn to Varde and PCM LLC depends upon a variety of factors, including the portfolios from which the cash is collected, the size of servicing fees on the portfolios that generated the cash, and the priority of payments due on the portfolios that generated the cash. Restricted cash is not considered to be a cash equivalent.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2006, management expects these assets to be fully recoverable.

Leases  and  Leasehold  Improvements
------------------------------------

PCM LLC accounts for its leases under the provisions of SFAS No. 13, "Accounting for Leases," and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. The Company's office lease is accounted for as an operating lease. The office lease contains certain provisions for incentive payments, future rent increases, and periods in which rent payments are reduced. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to "Deferred rent obligation," which is included in "Accrued liabilities" in the accompanying Consolidated Balance Sheets. In addition, leasehold improvements associated with this operating lease are amortized over the lease term.

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

Members'  Equity
----------------

Members' equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of December 31, 2006, PCM LLC had 526,522 voting LLC units and 23,722 non-voting LLC units. Retired or abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC's plan of reorganization to eliminate the interests of PCM LLC members that PCM LLC has not been able to locate. In the first quarter of 2006, 199 LLC units of previously cancelled LLC units were reinstated due to a beneficiary heir establishing ownership. In December 2006, 13,881 LLC units were retired in connection with the Company's odd lot buy back program (see Note 13).

Reclassifications
-----------------

Certain amounts in the prior periods have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously recorded net income.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140. SFAS No. 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of a company's fiscal year that begins after September 15, 2006, with early adoption being permitted. We do not expect the adoption of SFAS 156 to have a material impact on our consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007. We do not expect the adoption of fin 48 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether the adoption of SFAS157 will have a material effect on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. We do not expect the adoption of SFAS 158 to have a material impact on our consolidated results of operations and financial condition.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of December 31, 2006 and 2005 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate their fair values. The total and retained fair values of purchased loan portfolios were determined based on both market pricing and discounted expected cash flows. The total fair value of our portfolios includes fair value attributable to the residual interests of third parties in collections once all funds (including funds invested by us) invested in a portfolio have been repaid (with interest) and all servicing fees have been paid. The retained fair value of our portfolios excludes fair value attributable to these residual interests. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at December 31, 2006 and 2005 was 20%. The estimated total fair value of loan portfolios was $22.0 million and $28.0 million at December 31, 2006 and 2005, respectively, and the estimated retained fair value of loan portfolios was $21.3 million and $$27.5 million at December 31, 2006 and 2005, respectively.

NOTE 6 - PURCHASED LOAN PORTFOLIOS

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at December 31, 2006 and 2005 totaled approximately $800 million and $749 million, respectively.

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

The carrying amount of loans included in the accompanying balance sheets are as follows as of December 31:

                                      2006         2005
                                  ------------  -----------
Unrecovered cost balance,
  beginning of period             $ 8,505,065   $3,003,642
Valuation allowance,
  beginning of period                 (58,341)     (12,000)
                                  ------------  -----------
Net balance, beginning of period    8,446,724    2,991,642
Net portfolio activity             (3,445,782)   5,455,082
                                  ------------  -----------
Net balance, end of period        $ 5,000,942   $8,446,724
                                  ============  ===========

The activity in the loan portfolios in the accompanying financial statements is as follows:

                                                    For the year      For the year
                                                   ended Dec. 31,    ended Dec. 31,
                                                        2006              2005
                                                  ----------------  ----------------
Purchased loan portfolios                         $     4,184,288   $    11,488,388
Collections on loan portfolios                        (13,507,711)      (13,042,397)
Sales of loan portfolios                               (1,685,263)         (796,712)
Revenue recognized on collections                       7,000,918         7,473,581
Revenue recognized on sales                               561,986           378,563
Increase in valuation allowance due to portfolio
impairment                                                      -           (46,341)
                                                  ----------------  ----------------
Net portfolio activity                            $    (3,445,782)  $     5,455,082
                                                  ================  ================

The valuation allowances related to the loan portfolios at December 31, 2006 and 2005 are as follows:

                                            December 31,        December 31,
                                                2006                2005
                                          -----------------  ------------------
Valuation allowance, beginning of period  $          58,341  $           12,000
Increase in valuation allowance due to
  portfolio impairment                                    -              46,341
Decrease in valuation allowance                           -                   -
                                          -----------------  ------------------
Valuation allowance, end of period        $          58,341  $           58,341
                                          =================  ==================

NOTE 7 - OTHER RECEIVABLES

Other receivables consist of collections on portfolios received by a third-party collection agency.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - NOTES PAYABLE

The Company has entered into an agreement for a credit facility with Varde that provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. PCM LLC's wholly-owned subsidiary Matterhorn owed approximately $4.5 million and $7.3 million at December 31, 2006 and 2005, respectively, under the facility in connection with its purchase of certain charged-off loan portfolios. The total amount borrowed was approximately $12.6 million and $10.2 million at December 31, 2006 and 2005, respectively.

The loan has minimum payment threshold points. Each advance has a term of two years and bears interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from April 2007 to June 2008, with the approximate following principal payments due:

          Year Ending
          December 31,
          ------------
          2007          $3.6 million
          2008          $0.9 million

Once all funds (including funds invested by the Company) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde's loan is repaid (i.e., after the funds invested by the Company are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. Varde has a first priority security interest in all the assets of Matterhorn, securing repayment of its loans and payment of its residual interest. PCM LLC, our parent operating company, has guarantied certain of Matterhorn's operational obligations under the loan documents. The amount of remaining available credit under the facility was approximately $12.4 million and $14.8 million at December 31, 2006 and 2005, respectively. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of approximately $3.1 million at December 31, 2006.

NOTE 9- PROPERTY AND EQUIPMENT

Property  and  equipment  is  as  follows  as  of  December  31:

                                       2006                2005
                                ------------------  ------------------
Office furniture and equipment  $         427,897   $         286,822
Computer equipment                        630,159             525,427
Leasehold improvements                    113,502              36,982
                                ------------------  ------------------
  Totals                                1,171,558             849,231
Less accumulated depreciation            (741,439)           (708,062)
                                ------------------  ------------------
  Property and equipment, net   $         430,119   $         141,169
                                ==================  ==================

Depreciation expense for the years ended December 31, 2006 and 2005 amounted to $104,282 and $147,494 respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
-----------------

On July 17, 2006, PCM LLC entered into an Office Lease Agreement to lease office space in Buena Park, California. PCM LLC is using the leased premises as its principal executive offices and operating facility.

               PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The term of the lease is 87 months and commenced on December 1, 2006, and will expire on February 28, 2014. PCM LLC has an option to renew the lease for one additional five-year term at the then prevailing "fair market rental rate" at the end of the term.

The base rent will increase on a yearly basis throughout the term. Future minimum lease commitments under the Buena Park lease for the calendar years ended December 31, will be:

            Approximate Annual
Year         Lease Commitments
----------  -------------------
2007        $           173,000
2008        $           345,000
2009        $           348,000
2010        $           355,000
2011        $           355,000
Thereafter  $           787,000

In addition to the base rent, PCM LLC must pay its pro rata share of the increase in operating expenses, property taxes and property insurance for the building above the total dollar amount of operating expenses, property taxes and property insurance for the 2006 base calendar year.

The building lease contains provisions for incentive payments, future rent increases, or periods in which rent payments are reduced. As the Company recognizes rent expense on a straight-line basis, the difference between the amount paid and the amount charged to rent expense is recorded as a liability. The amount of deferred rent liability at December 31, 2006 was $75,569. Rental expense for the years ended December 31, 2006 and December 31, 2005 amounted to approximately $410,000 and $328,000, respectively. PCM LLC is obligated under two five-year equipment leases one expiring in 2009 with minimum payments of $4,800 per year and the other lease expiring in 2011 with minimum payments of $3,900 per year.

NOTE 11 - EARNINGS PER MEMBER UNIT

Basic and diluted earnings per member unit are calculated based on the weighted average number of member LLC units issued and outstanding (550,244 and 563,926 for the years ended December 31, 2006 and 2005, respectively).

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

NOTE 13 - ODD LOT BUY BACK OFFERING

On November 10, 2006, PCM LLC commenced a buy back program offering to repurchase LLC units from those LLC Unit holders who owned a total of 99 or fewer LLC units. These LLC unit holders were given the option of selling all, but not less than all, of their LLC units back to PCM LLC at a price of $4.75 per unit. When the program commenced, approximately 1,100 LLC unit holders of the PCM LLC's 2,500 record LLC unit holders owned in aggregate 99 or fewer LLC units and such LLC unit holders owned a total of approximately 78,000 LLC units. The program expired on December 22, 2006, and resulted in the repurchase of 13,881 LLC units, which were purchased for approximately $66,000. The program costs were approximately $43,500.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES
------------------------------------

In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and our Accounting Manager, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, may be detected. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of December 31, 2006, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As noted below, however, we previously identified a weakness in our disclosure controls and procedures that existed during the period ended September 30, 2004.

During the process of evaluating and testing the effectiveness of our disclosure controls and procedures for the period ended September 30, 2004, management identified a potential deficiency involving Performance Capital Management's failure to timely disclose an event that was reportable under new Form 8-K Item
2.03. Disclosure of this event was included in our Form 10-QSB for the quarter ended September 30, 2004, under Part II, Item 5. Since identifying this potential deficiency, management has begun to monitor this potential deficiency in order to determine whether any further mitigating controls are necessary. We filed a current report on Form 8-K Item 2.03 one day late during the fourth quarter, on December 29, 2004, for a closing under the Varde credit facility that occurred on December 21, 2004. Another closing under the Varde credit facility occurred on February 25, 2005, and we timely filed a current report on Form 8-K Item 2.03 on March 2, 2005. On December 30, 2005, we had a closing under the Varde credit facility, which we disclosed in a Form 8-K under Item
2.03 dated December 30, 2005 and filed on February 1, 2006. The Form 8-K was filed 28 days late. As discussed in our business description, we closed this transaction on a tight time line to accommodate the seller's desire to consummate the transaction in 2005, and we then rebalanced this purchase in January 2006, with Varde's consent, by transferring approximately $750,000 of the portfolio to Performance Capital Management and by selling approximately $461,000 of the portfolio to a third party. During the several weeks over which we rebalanced this purchase, we overlooked our obligation to file the required Form 8-K. We have formalized a checklist process that we use in connection with Varde closings that we believe better controls all aspects of such transactions, including monitoring the reporting of closings on Form 8-K on a timely basis. We have since filed all of our reports on Form 8-K on a timely basis.

There has been no change in our internal controls over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM  8B.  OTHER  INFORMATION
-----------------------------

We have retained a consultant to conduct a study to determine whether we should continue using the cost recovery method of accounting for all of our portfolios or switch to a method that matches portfolio cost basis to revenue on a proportionate basis over the projected life of the portfolio. The accounting method used depends largely upon a determination of our ability to accurately project the timing and amount of collections for portfolios we acquire.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH
--------------------------------------------------------------------------------
SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------

The information required by Item 9 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2006.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

The information required by Item 10 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2006.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED  SECURITY  HOLDER  MATTERS
----------------------------------

The information required by Item 11 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2006.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,  AND  DIRECTOR
-----------------------------------------------------------------------------
INDEPENDENCE
------------

The information required by Item 12 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the period ended December 31, 2006.

ITEM  13.  EXHIBITS
-------------------

EXHIBIT
NUMBER   DESCRIPTION
-------  ---------------------------------------------------------------------------------------------------
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

  3.4    Second Amendment to Operating Agreement for Performance Capital Management, LLC (3)

  4.1    Specimen Performance Capital Management, LLC Unit Certificate (1)

  4.2    Specimen Performance Capital Management, LLC Economic Interest Unit Certificate (1)

  4.3    Provisions in the Operating Agreement for Performance Capital Management, LLC pertaining to the rights of LLC unit holders (see Exhibits 3.2 and 3.3) (1)

 10.1    Lease Agreement (6) *

 10.2    Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and
         David J. Caldwell (2)


 10.3    Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and
         William D. Constantino (2)

 10.4    Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and
         Darren S. Bard (2)

 10.5    Master Loan Agreement by and among Performance Capital Management, LLC, Varde Investment
         Partners, L.P. and Matterhorn Financial Services, LLC, dated June 10, 2004 (5)

 14.1    Code of Business Conduct and Ethics (4)

 21.1    Subsidiary Company

 31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2    Certification of Accounting Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1    Certification of Chief Operations Officer and Accounting Manager pursuant to 18 U.S.C. Section
         1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **


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

(3) Filed on November 14, 2003 as an exhibit to our report on Form 10-QSB for the period ended September 30, 2003 and incorporated herein by reference.

(4) Filed on April 14, 2004 as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

(5)  Filed  on  July 29, 2004 as an exhibit to our report on Form 8-K dated July
13,  2004  and  incorporated  herein  by  reference.

(6) Filed on November 14, 2006 as an exhibit to our report on Form 10-QSB for the period ended September 30, 2006 and incorporated herein by reference.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
-----------------------------------------------------

The information required by Item 14 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after the close of the year ended December 31, 2006.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       PERFORMANCE  CAPITAL  MANAGEMENT,  LLC


                       By:  /s/  David  J. Caldwell       Date: March 30, 2007
                            -----------------------             --------------
                            David  J.  Caldwell
                            Chief  Operations  Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

---------------------------------------------------------------------------------------------------------
              NAME                                         TITLE                                DATE
---------------------------------  ------------------------------------------------------  --------------

By:   /s/ David J. Caldwell        Chief Operations Officer (Principal                     March 30, 2007
    -----------------------------  Executive Officer)                                      --------------
       David J. Caldwell

---------------------------------  ------------------------------------------------------  --------------

By:   /s/  Larisa Gadd             Co-Chairperson of the Board                             March 30, 2007
    -----------------------------                                                          --------------
       Larisa Gadd

---------------------------------  ------------------------------------------------------  --------------

By:   /s/  Lester T. Bishop        Co-Chairperson of the Board                             March 30, 2007
    -----------------------------                                                          --------------
       Lester T. Bishop

---------------------------------  ------------------------------------------------------  --------------

By:   /s/  Larry C. Smith          Director                                                March 30, 2007
    -----------------------------                                                          --------------
       Larry C. Smith

---------------------------------  ------------------------------------------------------  --------------

By:   /s/ David Barnhizer          Director                                                March 30, 2007
    -----------------------------                                                          --------------
       David Barnhizer

---------------------------------  ------------------------------------------------------  --------------

By:   /s/  Rodney Woodworth        Director                                                March 30, 2007
    -----------------------------                                                          --------------
       Rodney Woodworth

---------------------------------  ------------------------------------------------------  --------------

By:   /s/  Sanford Lakoff          Director                                                March 30, 2007
    -----------------------------                                                          --------------
       Sanford Lakoff

---------------------------------  ------------------------------------------------------  --------------

By:   /s/ Donald W. S. Rutherford  Director                                                March 30, 2007
    -----------------------------                                                          --------------
       Donald W. S. Rutherford

---------------------------------  ------------------------------------------------------  --------------

By:   /s/  Edward Rucker           Accounting Manager (Principal                           March 30, 2007
    -----------------------------  Financial Officer)                                      --------------
       Edward M. Rucker

---------------------------------------------------------------------------------------------------------

                                                EXHIBIT INDEX
                                                -------------

EXHIBIT
NUMBER   DESCRIPTION
-------  ----------------------------------------------------------------------------------------------------

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

    3.4  Second Amendment to Operating Agreement for Performance Capital Management, LLC (3)

    4.1  Specimen Performance Capital Management, LLC Unit Certificate (1)

    4.2  Specimen Performance Capital Management, LLC Economic Interest Unit Certificate (1)

    4.3  Provisions in the Operating Agreement for Performance Capital Management, LLC pertaining to the rights of LLC unit holders (see Exhibits 3.2 and 3.3) (1)

   10.1  Lease Agreement (6) *

   10.2  Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and
         David J. Caldwell (2)

   10.3  Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and
         William D. Constantino (2)

   10.4  Employment Agreement dated July 31, 2002 between Performance Capital Management, LLC and
         Darren S. Bard (2)

   10.5  Master Loan Agreement by and among Performance Capital Management, LLC, Varde Investment
         Partners, L.P. and Matterhorn Financial Services, LLC, dated June 10, 2004 (5)

   14.1  Code of Business Conduct and Ethics (4)

   21.1  Subsidiary Company

   31.1  Certification of Chief Operations Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2  Certification of Accounting Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1  Certification of Chief Operations Officer and Accounting Manager pursuant to 18 U.S.C. Section
         1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

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

(3) Filed on November 14, 2003 as an exhibit to our report on Form 10-QSB for the period ended September 30, 2003 and incorporated herein by reference.

(4) Filed on April 14, 2004 as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

(5)  Filed  on  July 29, 2004 as an exhibit to our report on Form 8-K dated July
13,  2004  and  incorporated  herein  by  reference.

(6) Filed on November 14, 2006 as an exhibit to our report on Form 10-QSB for the period ended September 30, 2006 and incorporated herein by reference.