Form 10QSB
period 2007-03-31
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2007-05-17
CIK 1221170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 31, 2007

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:   0 – 50235

Performance Capital Management, LLC
(Exact name of small business issuer as specified in its charter)

California	03-0375751
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

7001 Village Drive, Suite 255, Buena Park, California 90621
(Address of principal executive offices)

(714) 736-3780
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Check whether the registrant filed documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☒   No ☐

As of May 1, 2007, the issuer had 550,244 LLC Units issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

 PERFORMANCE CAPITAL MANAGEMENT, LLC

Index to
Quarterly Report on Form 10-QSB
For the Quarter Ended March 31, 2007

Index

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 [MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Performance Capital Management, LLC
Buena Park, California

We have reviewed the accompanying consolidated balance sheet of Performance Capital Management, LLC as of March 31, 2007, and the related consolidated statements of operations, members’ equity and cash flows for the quarters ended March 31, 2007 and 2006. All information included in these consolidated financial statements is the representation of the management of Performance Capital Management, LLC.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Performance Capital Management, LLC as of December 31, 2006, and the related consolidated statements of operations, members’ equity and cash flows for the year ended December 31, 2006 (not presented herein); and in our report dated March 22, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Moore Stephens Wurth Frazer And Torbet, LLP

May 14, 2007
Orange, California

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS

Cash and cash equivalents	$953,518	$689,888
Restricted cash	555,852	491,400
Other receivables	40,487	28,984
Purchased loan portfolios, net	3,827,422	5,000,942
Property and equipment, net	427,222	430,119
Deposits	38,090	80,463
Prepaid expenses and other assets	156,553	100,274

Total assets	$5,999,144	$6,822,070

LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:
Accounts payable	$162,126	$165,996
Accrued liabilities	460,980	423,367
Accrued interest	39,751	46,040
Notes payable	3,846,820	4,455,460
Income taxes payable	41,180	27,580
Total liabilities	4,550,857	5,118,443

COMMITMENTS AND CONTINGENCIES	-	-

MEMBERS' EQUITY	1,448,287	1,703,627

Total liabilities and members' equity	$5,999,144	$6,822,070

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarter Ended March 31, 2007 (unaudited)	For the Quarter Ended March 31, 2006 (unaudited)
REVENUES:
Portfolio collections	$3,380,426	$3,728,936
Portfolio sales	58,531	1,532,610
Total revenues	3,438,957	5,261,546
Less portfolio basis recovery	1,561,504	2,848,305

NET REVENUES	1,877,453	2,413,241

OPERATING COSTS AND EXPENSES:
Salaries and benefits	1,118,255	1,168,750
General and administrative	679,490	732,589
Depreciation	24,368	25,041
Total operating costs and expenses	1,822,113	1,926,380

INCOME FROM OPERATIONS	55,340	486,861

OTHER INCOME (EXPENSE):
Interest expense and other financing costs	(150,277)	(204,515)
Interest income	3,664	2,652
Other income	10,493	-
Total other expense, net	(136,120)	(201,863)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(80,780)	284,998

INCOME TAX PROVISION	13,600	20,600

NET INCOME (LOSS)	$(94,380)	$264,398

NET INCOME (LOSS) PER UNIT
BASIC AND DILUTED	$(.17)	$.47

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
(unaudited)

					Total
	Member	Unreturned	Abandoned	Accumulated	Members'
	Units	Capital	Capital	Deficit	Equity
Balance, December 31, 2005	563,926	$23,979,042	$485,741	$(21,331,102)	$3,133,681

Reinstatement of units to investor	199	11,938	(11,938)		-

Distributions to investors		(168,333)			(168,333)

Net income				264,398	264,398

Balance, March 31, 2006	564,125	$23,822,647	$473,803	$(21,066,704)	$3,229,746

Repurchase of units from investors	(13,881)	(574,909)	574,909	(65,935)	(65,935)

Distributions to investors		(495,188)			(495,188)

Net loss				(964,996)	(964,996)

Balance, December 31, 2006	550,244	22,752,550	1,048,712	(22,097,635)	1,703,627

Distributions to investors		(160,960)			(160,960)

Net loss				(94,380)	(94,380)

Balance, March 31, 2007	550,244	$22,591,590	$1,048,712	$(22,192,015)	$1,448,287

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Quarter Ended March 31, 2007	For the Quarter Ended March 31, 2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(94,380)	$264,398
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	24,368	25,041
(Increase) decrease in assets:
Other receivables	(11,503)	(26,189)
Prepaid expenses and other assets	(56,279)	(71,023)
Advance on loan portfolio purchase	-	(145,971)
Loan portfolios	1,173,520	2,503,455
Deposits	42,373	-
Increase (decrease) in liabilities:
Accounts payable	(3,870)	34,033
Accrued liabilities	37,613	130,642
Accrued interest	(6,289)	18,506
Income taxes payable	13,600	20,600
Net cash provided by operating activities	1,119,153	2,753,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(21,471)	(32,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in restricted cash	(64,452)	(298,492)
Repayment of loans	(608,640)	(2,620,543)
Distributions to investors	(160,960)	(168,333)
Net cash used in financing activities	(834,052)	(3,087,368)

NET CHANGE IN CASH AND CASH EQUIVALENTS	263,630	(365,934)

CASH AND CASH EQUIVALENTS, beginning of period	689,888	1,810,677

CASH AND CASH EQUIVALENTS, end of period	$953,518	$1,444,743

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

Income taxes paid	$-	$-
Interest paid	$127,853	$163,178

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Description of Business

Performance Capital Management, LLC (“PCM LLC”) and its wholly-owned subsidiary, Matterhorn Financial Services, LLC (“Matterhorn”) (collectively the “Company”, unless stated otherwise) are engaged in the business of acquiring assets originated by federal and state banks and other sources, for the purpose of generating income and cash flow from managing, collecting, or selling those assets. These assets consist primarily of non-performing credit card loan portfolios and are purchased and sold as portfolios (“portfolios”). Additionally, some of the loan portfolios are assigned to third-party agencies for collection.

Reorganization under Bankruptcy

PCM LLC was formed under a Chapter 11 Bankruptcy Reorganization Plan and operating agreement. The plan called for the consolidation of five California limited partnerships and a California corporation into the new California limited liability company. The five California limited partnerships were formed for the purpose of acquiring investments in or direct ownership of non-performing credit card loan portfolios from financial institutions and other sources. The assets of the five limited partnerships consisted primarily of non-performing credit card loans, as well as cash. In late December 1998, these six entities voluntarily filed bankruptcy petitions, which were later consolidated into one case. PCM LLC was formed on January 14, 2002 and commenced operations upon the confirmation of its Bankruptcy Reorganization Plan (“Reorganization Plan”) on February 4, 2002. The entities that were consolidated under the Reorganization Plan are as follows:

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

Performance Capital Management, Inc. – (PCM INC), a California corporation incorporated in January 1993. PCM INC identified potential portfolio acquisitions, performed due diligence in conjunction with potential portfolio acquisitions, acquired portfolios, and through joint ventures with the limited partnerships (PAM, PAMII, PAMIII, PAMIV, and PAMV) collected and sold acquired portfolios. The limited partnerships (PAM, PAMII, PAMIII, PAMIV, and PAMV) collectively obtained 98.5% of the outstanding shares of PCM INC. The minority interest of 1.5% was effectively eliminated in the bankruptcy plan.

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Description of Business (continued)

Pre-petition Operations

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

PCM INC generally charged a “mark-up” to the limited partnerships for portfolios purchased for the limited partnerships. This markup averaged 35% above the price PCM INC paid for the portfolios on the open market.  PCM INC was also contractually entitled to receive 45% of all monies collected on the portfolios.

Reorganization Plan

The following is a summary of the ownership interest of PCM LLC pursuant to the terms of the Reorganization Plan:

Original Fund's Name	Number of Unit Holders	Number of PCM LLC Units	Percentage Interest in PCM LLC

PAM	370	52,050	9
PAMII	459	76,700	13
PAMIII	595	99,900	18
PAMIV	1553	285,950	50
PAMV	327	56,950	10
Totals		571,550	100

The following is a summary of the ownership interest of PCM LLC as of March 31, 2007:

Original Fund's Name	Number of PCM LLC Units	Percentage Interest in PCM LLC

PAM	50,238	9
PAMII	74,169	14
PAMIII	95,647	17
PAMIV	274,185	50
PAMV	56,005	10
Totals	550,244	100

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Note 1 – Organization and Description of Business (continued)

The Reorganization Plan calls for distributions to be made first to PCM LLC members to the extent of and in proportion to their unreturned Capital Contributions; and thereafter to PCM LLC members in proportion to their respective percentage ownership interest. The combination of the Partnerships and PCM INC is summarized as follows (in thousands):

	PAM	PAMII	PAMIII	PAMIV	PAMV	PCM INC	Total

Sale of Limited Partnership Units	$5,205	$7, 670	$9,990	$28,595	$5,965	$-	$57,425
Distributions to Investors	(3,704)	(4,137)	(3,719)	(6,920)	(829)	-	(19,309)
Unreturned Capital	1,501	3,533	6,271	21,675	5,136	-	38,116
Accumulated Deficit	(288)	(1,333)	(2,424)	(9,330)	(2,561)	(2,302)	(18,238)
Cash and Net Assets Transferred to PCM LLC	$1,213	$2,200	$3,847	$12,345	$2,575	$(2,302)	19,878
Cumulative Distributions for the Period February 4, 2002 through December 31, 2005							(13,804)
Cumulative Net Loss for the Period February 4, 2002 through December 31, 2005							(3,093)
Distributions Forfeited							152
Members’ Equity PCM LLC at December 31, 2005							3,133
Net Income for the Quarter ended March 31, 2006							264
2006 Distributions to Investors							(168)
Members’ Equity PCM LLC at March 31, 2006							3,229
2006 Net loss							(965)
2006 Distributions to Investors							(495)
Repurchase of Units from Investors							(66)
Members' Equity PCM LLC at December 31, 2006							1,703
2007 Net loss							(94)
2007 Distributions to Investors							(161)
Members' Equity PCM LLC at March 31, 2007							$1,448

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization and Description of Business (continued)

PAM III and PAM IV were reporting entities under the Securities Exchange Act of 1934. PAM, PAMII, PAMV, and PCM INC were not reporting entities. It was determined that PCM LLC is a “successor company” under Rule 12g-3 of the Securities Exchange Act of 1934, and therefore is subject to the reporting requirements of the Securities Exchange Act of 1934. PCM LLC’s LLC units are not publicly traded securities. The Reorganization Plan placed certain restrictions on the transfer of members’ interests.

On August 2, 2004, an order of the United States Bankruptcy Court was entered closing the Chapter 11 case. The order acts as a discharge and termination of any and all liabilities and debts of, and claims against, PCM INC, PAM, PAM II, PAM III, PAM IV and PAM V that arose at any time before the confirmation order became effective on February 4, 2002.

Wholly-owned Subsidiary

In July, 2004, the Company completed a credit facility (effective June 10, 2004) with Varde Investment Partners, L.P. (“Varde”), a participant in the debt collection industry, to augment portfolio purchasing capacity using capital provided by Varde. To implement the agreement, PCM LLC created a wholly-owned subsidiary, Matterhorn. The facility provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. Varde is not under any obligation to make a loan to Matterhorn and Varde must agree on the terms for each specific advance under the loan facility. Under the terms of the facility, Varde will receive both interest and a portion of any residual collections on the portfolios acquired with a loan, after repayment of the purchase price (plus interest) to Varde and the Company and payment of servicing fees. Portfolios purchased using the facility will be owned by PCM LLC's subsidiary, Matterhorn. Varde has a first priority security interest in Matterhorn's assets securing repayment of its loans.

Note 2 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the period ended December 31, 2006 included in the Company's Current Report on 10KSB filed with the Securities and Exchange Commission on April 2, 2007. The results for the three months ending March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Reporting Entity

PCM LLC is a successor entity of six companies emerging from bankruptcy (see Note 1). The accompanying balance sheets, statements of operations, members’ equity, and cash flows include balances and transactions since the emergence from bankruptcy. Matterhorn was consolidated in the financial statements as a wholly-owned subsidiary starting in the third quarter of 2004.

Fresh Start Accounting

Statement of Position 90-7 issued by the American Institute of Certified Public Accountants (“SOP 90-7”) addresses accounting for companies in reorganization under the bankruptcy code. For certain entities, SOP 90-7 requires “fresh start accounting” which records a revaluation of assets to fair values and an adjustment of liabilities to present values.

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2 - Basis of Presentation (continued)

SOP 90-7 also requires the following procedures for entities that adopt fresh start accounting:

1.	The reorganization value of the entity should be allocated to the entity’s assets following FAS 141;

2.	Liabilities other than deferred taxes should be stated at present values of amounts to be paid using current interest rates;

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

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

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

Purchased Loan Portfolios

Purchased loan portfolios consisted primarily of non-performing credit card accounts. For substantially all the Company’s acquired portfolios, future cash flows cannot be reasonably estimated in order to record an accretable yield consistently. Therefore, the Company utilizes the cost recovery method as required by AICPA SOP 03-3. Application of the cost recovery method requires that any amounts received be applied first against the recorded amount of the portfolios; when that amount has been reduced to zero, any additional amounts received are recognized as net revenue. Acquired portfolios are initially recorded at their respective costs, and no accretable yield is recorded on the accompanying consolidated balance sheets.

The Company provides a valuation allowance for an acquired loan portfolio when the present value of expected future cash flows does not exceed the carrying value of the portfolio.

Over the life of the portfolio, the Company’s management continues to review the carrying values of each loan for impairment. If net present value of expected future cash flows falls below the carrying value of the related portfolio, the valuation allowance is adjusted accordingly.

Cash and Cash Equivalents

The Company defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $0.9 million as of March 31, 2007. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

Restricted cash consists principally of cash held in a segregated account pursuant to the Company’s credit facility with Varde.  The Company and Varde settle the status of these funds on a monthly basis pursuant to the credit facility.  The proportion of the restricted cash ultimately disbursed by Matterhorn to Varde and PCM LLC depends upon a variety of factors, including the portfolios from which the cash is collected, the size of servicing fees on the portfolios that generated the cash, and the priority of payments due on the portfolios that generated the cash. Restricted cash is not considered to be a cash equivalent.

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

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2007, management expects these assets to be fully recoverable.

Leases and Leasehold Improvements

PCM LLC accounts for its leases under the provisions of SFAS No. 13, “Accounting for Leases,” and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. The Company’s office lease is accounted for as an operating lease. The office lease contains certain provisions for incentive payments, future rent increases, and periods in which rent payments are reduced. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line method over the term of the lease. The difference between the rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” which is included in “Accrued liabilities” in the accompanying Consolidated Balance Sheets. In addition, leasehold improvements associated with this operating lease are amortized over the lease term.

Revenue Recognition

Revenue is accounted for using the cost recovery method of accounting in accordance with SOP 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” Under the cost recovery method of accounting, all cash receipts relating to individual loan portfolios are applied first to recover the cost of the portfolios, prior to recognizing any revenue. Cash receipts in excess of cost of purchased loan portfolios are then recognized as net revenue.

Loan portfolio sales occur after the initial portfolio analysis is performed and the loan portfolio is acquired.  Portions of portfolios sold typically do not meet the Company’s targeted collection characteristics. Loan portfolios sold are valued at the lower of cost or market.

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

Members’ Equity

Members’ equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of March 31, 2007, PCM LLC had 526,522 voting LLC units and 23,722 non-voting LLC units. Retired or abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC’s plan of reorganization to eliminate the interests of PCM LLC members that PCM LLC has not been able to locate. In the first quarter of 2006, 199 LLC units of previously cancelled LLC units were reinstated due to a beneficiary heir establishing ownership. In December 2006, 13,881 LLC units, which were purchased for approximately $66,000, were retired in connection with the Company’s odd lot buy back program (discussed in further detail in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006).

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the prior periods have been reclassified to conform to the current period financial statement presentation.  These reclassifications have no effect on previously recorded net income.

Note 4 – Fair Value of Financial Instruments

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of March 31, 2007 and December 31, 2006 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate their fair values. The total and retained fair values of purchased loan portfolios were determined based on both market pricing and discounted expected cash flows. The total fair value of the Company’s portfolios includes fair value attributable to the residual interests of third parties in collections once all funds (including funds invested by the Company) invested in a portfolio have been repaid (with interest) and all servicing fees have been paid.  The retained fair value of the Company’s portfolios excludes fair value attributable to these residual interests. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at March 31, 2007 and December 31, 2006 was 20%. The estimated total fair value of loan portfolios was $19.5 million and $22.0 million at March 31, 2007, and December 31, 2006, respectively, and the estimated retained fair value of loan portfolios was $19.0 million and $21.3 million at March 31, 2007, and December 31, 2006, respectively.

Note 5 - Purchased Loan Portfolios

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources.  These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at March 31, 2007 and December 31, 2006 totaled approximately $799 million and $800 million, respectively.

The Company initially records acquired loans at cost.  To the extent that the cost of a particular loan portfolio exceeds the net present value of estimated future cash flows expected to be collected, a valuation allowance is recognized in the amount of such impairment.

 The carrying amount of loans included in the accompanying consolidated balance sheets are as follows:

	As of	As of
	Mar. 31, 2007	Dec. 31, 2006
Unrecovered cost balance, beginning of period	$5,059,283	$8,505,065
Valuation allowance, beginning of period	(58,341)	(58,341)
Net balance, beginning of period	5,000,942	8,446,724
Net portfolio activity	(1,173,520)	(3,445,782)
Net balance, end of period	$3,827,422	$5,000,942

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Purchased Loan Portfolios (continued)

The activity in the loan portfolios in the accompanying consolidated financial statements is as follows:

	For the Quarter	For the Quarter
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2006
Purchased loan portfolios, net	$387,984	$344,850
Collections on loan portfolios	(3,380,426)	(3,728,936)
Sales of loan portfolios	(58,531)	(1,532,610)
Revenue recognized on collections	1,887,240	1,881,514
Revenue recognized on sales	(9,787)	531,727
Net portfolio activity	$(1,173,520)	$(2,503,455)

The valuation allowance related to the loan portfolios had a balance of $58,341 at March 31, 2007 and December 31, 2006.

Note 6 - Other Receivables

Other receivables consist of collections on portfolios received by third party collection agencies and funds due from a portfolio seller for the return of certain contractually ineligible accounts improperly included by the seller in a portfolio purchased by Matterhorn.

Note 7 - Property and Equipment

Property and equipment is as follows:

	As of	As of
	Mar. 31, 2007	Dec. 31, 2006
Office furniture and equipment	$427,897	$427,897
Computer equipment	651,630	630,159
Leasehold improvements	113,502	113,502
Totals	1,193,029	1,171,558
Less accumulated depreciation	765,807	741,439
Property and equipment, net	$427,222	$430,119

Depreciation expense for the quarters ended March 31, 2007 and 2006 amounted to $24,368 and $25,041 respectively.

Note 8 – Notes Payable

The Company has entered into an agreement for a credit facility with Varde that provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. PCM LLC’s wholly-owned subsidiary Matterhorn owed approximately $3.8 million and $4.5 million at March 31, 2007, and December 31, 2006, respectively, under the facility in connection with its purchase of certain charged-off loan portfolios. The total amount borrowed was approximately $12.6 million at March 31, 2007 and December 31, 2006. Each advance has minimum payment threshold points. Each advance has a term of two years and bears interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from April 2007 to June 2008, with the approximate following principal payments due:

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8 – Notes Payable (continued)

Year ending March 31,

2008	$3,013,000
2009	$834,000

 Once all funds (including funds invested by the Company) invested in a portfolio financed by Varde have been repaid with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by the Company are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. Varde has a first priority security interest in all the assets of Matterhorn, securing repayment of its loans and payment of its residual interest. PCM LLC, our parent operating company, has guarantied certain of Matterhorn's operational obligations under the loan documents. The amount of remaining available credit under the facility was approximately $12.4 million at March 31, 2007 and December 31, 2006. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of approximately $2.3 million at March 31, 2007.

Note 9 - Commitments and Contingencies

Lease Commitments
                                                        -
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

The base rent will increase on a yearly basis throughout the term. Future minimum lease commitments under the Buena Park lease for the twelve months ended March 31, will be:

Year ending	Approximate Annual
March 31	Lease Commitments
2008	$ 259,000
2009	$ 345,000
2010	$ 350,000
2011	$ 354,000
2012	$ 355,000
Thereafter	$ 697,000

In addition to the base rent, PCM LLC must pay its pro rata share of the increase in operating expenses, property taxes and property insurance for the building above the total dollar amount of operating expenses, property taxes and property insurance for the 2006 base calendar year.

The building lease contains provisions for incentive payments, future rent increases, or periods in which rent payments are reduced. As the Company recognizes rent expense on a straight-line basis, the difference between the amount paid and the amount charged to rent expense is recorded as a liability. The amount of deferred rent liability at March 31, 2007 was $155,000.

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9 - Commitments and Contingencies (continued)

Rental expense for the years ended March 31, 2007 and March 31, 2006 amounted to approximately $80,000 and $84,000, respectively.  PCM LLC is obligated under two five-year equipment leases one expiring in 2009 with minimum payments of $4,800 per year and the other lease expiring in 2011 with minimum payments of $3,900 per year.

Note 10 - Earnings Per Member Unit

Basic and diluted earnings per member unit are calculated based on the weighted average number of member units issued and outstanding, 550,244 for the quarter ended March 31, 2007 and 564,125 for the quarter ended March 31, 2006.

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

Note 12 – Subsequent Event

Under the loan agreement with Varde, the Company was required to pay the balance of one of its loans in full by the due date of April 28, 2007. The balance outstanding of the loan on that date was approximately $702,000. The portfolio continues to generate revenue through collections but at a slower rate than forecasted and, therefore, has not produced enough income to make the Varde payment by its due date. After discussions with Varde regarding the timing of the payment, the Company requested and Varde has agreed to give the Company an extension and a limited forbearance from any action until July 31, 2007. The Company anticipates paying the amount due on or before the due date of July 31, 2007.

See Review Report of Independent Registered Public Accounting Firm.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB, and specifically in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” or otherwise incorporated by reference into this document contain “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as “believes,” “plans,” “expects,” “may,” “will,” “intends,” “should,” “plan,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by Performance Capital Management, LLC. You should not place undue reliance on forward-looking statements due to their inherent uncertainty. Forward-looking statements involve risks and uncertainties. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this report on Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report and with the financial information contained in our Form 10-KSB for the year ended December 31, 2006.

OVERVIEW

We acquire assets originated by federal and state banking and savings institutions, loan agencies, and other sources, for the purpose of generating income and cash flow from collecting or selling those assets. Typically, these assets consist of charged-off credit card contracts. These assets are typically purchased and sold as portfolios. We purchase portfolios using our own cash resources and funds borrowed from a third party.  In January 2007 we started a third-party collection program to engage in the collection of debt on behalf of other parties, whereby we earn fees contingent upon the amount we collect.  We will enter into third-party collection arrangements that we believe will increase our collection efficiency.

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

Index

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

We refer to the discounted present value of the actual amount of money that we believe a portfolio will ultimately produce as the “fair value” of the portfolio. If we conduct our business successfully, the aggregate fair value of our portfolios should be substantially greater than the aggregate cost basis of our portfolios presented on our balance sheet. We must make assumptions to determine fair value, the most significant of which are the magnitude and timing of future collections and the discount rate used to determine present value. Because of the inherent uncertainty associated with predicting future events, our determinations of fair value at any particular point in time are only estimates, and actual fair value could ultimately vary significantly from our estimate.

In general, we expect increases in the cost basis of our portfolios presented on our balance sheet to accompany increases in portfolio fair value. The magnitude and timing of our collections could cause cost basis to decline in some quarters when fair value actually increases, however, because we “front-load” our cost basis recovery instead of matching portfolio cost basis recovery to revenue on a proportionate basis over the life of the portfolio. Our purchasing patterns could reinforce this divergence. A decrease in the magnitude of new portfolio acquisitions (i.e., failing to reinvest all of cash collections representing cost basis recovery) may still result in a fair value increase because new portfolios generally have a fair value that exceeds their purchase price.

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

Our statement of operations generally will report proportionately low net revenues in periods that have substantial collections of recently purchased portfolios, due to the “front-loaded” cost basis recovery associated with new portfolios. As a result, during times of rapid growth in our portfolio purchases (and probably for several quarters thereafter), our statement of operations will likely show a net loss. As purchases slow and more collections come from older portfolios whose cost bases have been completely recovered, our statement of operations will begin to report net income, assuming our portfolios perform over time as anticipated and we collect them in an efficient manner. For the foreseeable future, we intend to continue seeking new large dollar-volume portfolio purchases using our loan facility with Varde Investment Partners, L.P. (“Varde”).

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

BASIS OF PRESENTATION

We present our financial statements based on our February 4, 2002, emergence from bankruptcy being treated as the inception of our business. In our emergence from bankruptcy, we succeeded to the assets and liabilities of six entities that were in bankruptcy. The equity owners of these entities approved a reorganization plan under which the owners of these six entities agreed to receive ownership interests in Performance Capital Management, LLC, in exchange for their ownership interests in the predecessor entities.  Our consolidated financial  statements  include  the  accounts  of  our parent operating company, Performance Capital  Management, LLC, and its wholly-owned  special purpose subsidiary  Matterhorn Financial Services LLC, a California limited liability company (“Matterhorn"). All significant inter-company balances and transactions have been eliminated.

Index

CRITICAL ACCOUNTING ESTIMATES

We present investments in portfolios on our consolidated balance sheet at the lower of cost, market, or estimated net realizable value. As discussed above, we reduce the cost basis of a portfolio on a proportionate basis when we sell a portion of the portfolio, and we treat amounts collected on a portfolio as a reduction to the carrying basis of the portfolio on an individual portfolio basis. When we present financial statements we assess the estimated net realizable value of our portfolios on a portfolio-by-portfolio basis, and we reduce the value of any portfolio that has suffered impairment because its cost basis exceeds its estimated net realizable value. Estimated net realizable value represents management’s estimates, based upon present plans and intentions, of the discounted present value of future collections. We must make assumptions to determine estimated net realizable value, the most significant of which are the magnitude and timing of future collections and the discount rate used to determine present value. Once we write down a particular portfolio, we do not increase it in subsequent periods if our plans and intentions or our assumptions change.

We present the fair value of our portfolios only in the notes to our financial statements, not in the basic financial statements themselves. In order to understand our financial statements the reader must understand the concepts involved in estimation of the fair value of our portfolios, as discussed in the section above entitled “Overview”. Because of the inherent uncertainty associated with predicting future events, our determinations of fair value at any particular point in time are only estimates, and actual fair value could ultimately vary significantly from our estimate.

When we collect an account in a portfolio, we reduce the cost basis of the portfolio dollar-for-dollar until we have completely recovered the cost basis of the portfolio. We believe this method of accounting for the amortization of the purchase price of our portfolios is conservative and minimizes the effect of estimation on our results of operations. This policy has the effect of “front-loading” expenses, however, and may result in a portfolio initially showing no net revenue for a period of time and then showing only net revenue once we have recovered its entire cost basis. We recently retained an outside consultant to conduct a study to determine whether we should continue using the cost recovery method of accounting for all of our portfolios or switch to a method that matches portfolio cost basis to revenue over the projected life of the portfolio. The accounting method used depends largely upon a determination of our ability to accurately project the timing and amount of collections for portfolios we acquire. The consultant has found that we are capable of determining the amount of revenue we expect to generate over the life of a portfolio for portfolios that we have sufficient historical data and experience to accurately estimate future cash flows. Management and the Audit Committee members are currently assessing the consultant’s findings to determine whether we should continue using the cost recovery method for all of our portfolios or use a method that matches portfolio cost basis to revenue over the projected life of the portfolio in cases where we have the historical data and experience to accurately estimate future cash flows.

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

For ease of presentation in the following discussions of “Operating Results” and “Liquidity and Capital Resources”, we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

Index

OPERATING RESULTS

Comparison of Results for the Quarters Ended March 31, 2007 and 2006

The following discussion compares our results for the three months ended March 31, 2007, to the three months ended March 31, 2006. We had a net loss of $94,000 for the three months ended March 31, 2007, as compared to net income of $264,000 for the three months ended March 31, 2006.

Revenue

Our net revenues decreased to $1.9 million for the quarter ended March 31, 2007, from $2.4 million for the quarter ended March 31, 2006. The following table presents a comparison of the components of our revenues for the three months ended March 31, 2007, to the three months ended March 31, 2006, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

	Total		Collections		Sales
	For the Quarter Ended March 31		For the Quarter Ended March 31		For the Quarter Ended March 31
	2007	2006	2007	2006	2007	2006
	($ in millions)		($ in millions)		($ in millions)
Total revenues	$3.4	$5.2	$3.4	$3.7	$0.1	$1.5
Less basis recovery	(1.6)	(2.8)	(1.5)	(1.8)	(0.1)	(1.0)
Net revenues	$1.9	$2.4	$1.9	$1.9	$(0.0)	$0.5
Net revenue percentage	54.6%	45.9%	55.8%	50.5%	0.0%	34.7%

Portfolio collections provided 98.3% of our total revenues in the quarter ended March 31, 2007 and 70.9% of our revenues in the quarter ended March 31, 2006. Our total revenues from portfolio collections decreased $349,000 due to a decrease in portfolio purchases during the latter half of 2006 and the first quarter of 2007.  Our net revenues from portfolio collections remained approximately the same compared to the first quarter of 2006, but the percentage of net revenues to total revenues increased from 50.5% to 55.8%. These results reflect the fact that recently purchased portfolios (which provide no net revenues because of front-loaded cost basis recovery) have leveled off, which tends to increase net revenues due to less basis recovery.  We acquired $4.2 million of new portfolios (net of returns) during the year ended December 31, 2006 and $388,000 of new portfolios (net of returns) in the first quarter of 2007. During 2005, we acquired $11.5 million of new portfolios (net of returns; $11.0 million after adjusting for a January 2006 sale of a $461,000 portion of a portfolio purchased in December 2005). The cost basis recovery associated with collecting portfolios we purchased in the latter half of 2005, combined with the portfolios that we purchased in 2006 are becoming fully recovered.  This will continue to contribute to the increase in net revenue percentage we would expect from our older portfolios (whose cost bases we have completely recovered) to generate.

During 2006, we saw our total revenue from collections increase as we began to exploit the large purchases we made in 2005 and the purchases we made in 2006. We expect our total collection revenue to be lower in 2007 than it was in 2006 and 2005, which is consistent with the $349,000 decrease in collection revenue in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The decline is due principally to the current market conditions for portfolios, which make purchasing portfolios at a reasonable price increasingly difficult. During the fourth quarter of 2005 and the first quarter of 2006, analysts and participants in the debt-buying industry began to speculate whether charged-off debt is overpriced. The March 2006 issue of Kaulkin Ginsberg’s Global Debt Buying Report reports that prices in the debt buying market doubled over the two years between 2003 and 2005. The February 2006 issue of Collections and Credit Risk focused on the influx of $350 million to $400 million of public and private capital the industry has seen since November 2002 - and the demands of that capital to be deployed to earn returns - as a primary cause of price increases. The article does not predict imminent price decreases, however, suggesting instead that capital will not exit the industry (and relieve price pressures) until debt buyers and collectors begin to report unfavorable operating results. These market conditions are expected to continue in 2007. If we are unable to continue to acquire new portfolios that meet our criteria for generating net income, our collection revenue will continue to decline.

Index

In an effort to increase the accounts we service to maximize use of our collection infrastructure, we started a program within Performance Capital Management to collect debt owned by others. In January 2007, we entered into a third-party collection arrangement and began collecting on portfolios owned by another party. Third-party debt collection arrangements are generally commission-based with the objective of earning fees in excess of the costs to collect. We will enter into third-party collection arrangements that we believe will generate enough income in fees to generate net returns.  We generated additional net revenue of $15,500 from third-party collections arrangements.  We do not yet know how effective this line of business will be at supplementing the revenue we generate from portfolio collections. Our success is largely dependent upon the volume of such arrangements we secure and the quality and types of debt we service for third parties. If the portfolios have been heavily worked or we are not experienced at collecting the type of accounts being serviced, we may not generate income from such third party collections in excess of our costs of collection. In addition to acquiring our own portfolios and acting as a third-party collection agency, we are looking at other collection strategies in an effort to increase our revenues and collection efficiency, such as expanding use of the judicial process to collect specific accounts determined to be suitable for such an approach and improving the accuracy and currency of debtor contact information contained in our databases.

Both our total and net revenues from portfolio sales showed decreases in the quarter ended March 31, 2007 over the quarter ended March 31, 2006. As part of our program to emphasize efforts to continue to collect and realize a reasonable return on some of our older portfolios, in 2006 we identified a larger portfolio that was not performing to our expectations. We sold this portfolio for $1.1 million with Varde’s consent in the first quarter of 2006 on terms we considered acceptable. In the first quarter of 2006, we also sold a $461,000 portion of a portfolio purchased in December 2005. Our overall net income of $264,000 in the quarter ended March 31, 2006 is essentially due to the net revenues we derived from these portfolio sales. We had no similar sales in the first quarter of 2007.  We may engage in further sales if we identify portfolios that are not performing to our expectations and we believe market conditions are acceptable. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

We had a net loss from sales of $10,000 in the three months ended March 31, 2007 compared to net revenues from sales of $532,000 in the three months ended March 31, 2006.  If we exclude the effect of portfolio sales, our net loss for the quarter ended March 31, 2007 decreases to a net loss of $85,000 from a net loss of $267,000 for the quarter ended March 31, 2006.  Our net loss, excluding the effect of portfolio sales, decreased, despite decreased total revenues from collections, due to less cost basis recovery (i.e., the increase in net revenue percentage discussed above) and to decreased interest expense and other financing costs. As our purchasing patterns slow, we believe our collection activity may begin to show net income due to front-loaded cost basis recovery.

Operating Expenses

Our total operating costs and expenses decreased to $1.8 million from $1.9 million for the three months ended March 31, 2007 and 2006, respectively. Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, increased to 53.9% for the quarter ended March 31, 2007, from 51.7% for the quarter ended March 31, 2006.  The decline in collection efficiency is the result of the decrease in collection revenues outpacing the corresponding decrease in operating costs and expenses.

We intend to continue monitoring our collection efficiency and reduce variable costs required to collect each dollar of revenue when necessary to maintain the working capital needed to run our operations, but we believe we may be nearing the point where it may not be possible to achieve further material decreases in the ratio of operating costs and expenses to total revenues from collections. We intend to continue monitoring the magnitude of the change in the margin by which our total collection revenues exceed our operating costs and expenses relative to the principal and interest we pay to Varde under the credit facility to ensure that the Varde facility provides additional liquidity to us and does not result in loan payments that will deplete our cash balances. In order to maintain the working capital necessary to run our operations, we anticipate maintaining a careful balance between portfolios we purchase using our own cash (where collection revenues are immediately available to us in full) and portfolios we purchase using the Varde credit facility (where we must immediately apply a substantial portion of collections to debt service).

Our general and administration expenses decreased by $53,000 to $679,000 for the quarter ended March 31, 2007, from $733,000 for the quarter ended March 31, 2006. Our salaries and benefits expenses remained relatively stable at $1.1 million for the quarter ended March 31, 2007, as compared to $1.2 million for the quarter ended March 31, 2006. Our headcount has remained relatively stable, although we still experience significant employee turnover among our collectors. We expect our operating expenses to continue to decrease in 2007 as the volume of accounts we collect decreases due primarily to a decline in new portfolio purchases.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased $264,000 in the first quarter of 2007 to a balance of $954,000 at March 31, 2007, from a balance of $690,000 at December 31, 2006. During the quarter ended March 31, 2007, our portfolio collections and sales generated $3.4 million of cash, and we used $2.0 million for operating and other activities, $388,000 to purchase new portfolios, $609,000 to repay loans and $161,000 for distributions to unit holders and had a $64,000 net change in restricted cash.

The increase in our cash reserves in the first quarter of 2007 was primarily due to the relatively lower amount cash reserves reinvested in portfolio purchases and reduced operating costs and expenses in the first quarter of 2007. We expect to continue to recoup some of the large cash outlays we made in the fourth quarter of 2006 in part through a return of capital from savings on tenant improvement costs in our new offices, a reduced lease commitment under our new lease as compared to our previous lease, and the continued slow down in portfolio purchases. In order to maintain the working capital necessary to run our business and purchase new portfolios, however, we may have to reduce the frequency and/or amount of distributions to our members in 2007 as compared with previous years.

The large cost basis recovery associated with our portfolios has made it difficult to generate the profit our business plan calls for and may continue to cause our statement of operations to show a net loss. The effect of the cost basis recovery is decreasing, however, as new portfolio purchases are slowing and older portfolios are becoming fully recovered. Excluding the results from portfolio sales in 2007, our cost basis recovery of $1.6 million plus our operating, interest and other expenses of $2.0 million exceeded our total revenues from collections of $3.4 million.

Under the loan agreement with Varde, we were required to pay the balance of one of our loans in full by the due date of April 28, 2007. The balance outstanding of the loan on that date was $702,000. The portfolio continues to generate revenue through collections but at a slower rate than forecasted and, therefore, has not produced enough income to make the Varde payment by its due date. After discussions with Varde regarding the timing of the payment, we requested and Varde has agreed to give us an extension and a limited forbearance from any action until July 31, 2007. We anticipate paying the amount due on or before the due date of July 31, 2007.

During 2005, we believe we continued to improve the balance between our new and old portfolios by purchasing the largest dollar amount of portfolios in one year since inception ($11.5 million in 2005; $11.0 million after adjusting for the January 2006 rebalancing described in the business description). During 2006, we purchased $4.2 million of portfolios. The current market conditions make it likely that we will acquire portfolios at the same or a slower pace in 2007 as in 2006.  In the first quarter of 2007, we purchased $388,000 of new portfolios.  What we purchase will continue to depend on our assessment of market conditions, as well as the amount of liquid cash and other financial resources available to us.  In an attempt to compete in a highly competitive marketplace and operate as efficiently as possible, we will continue to focus on becoming more sophisticated in determining which portfolios or portions of portfolios provide the greatest return and which bring collection efficiency down. As a result of this analysis, we continue to focus our collection efforts on those portions of portfolios that we expect will generate the most returns.

We have used our dialer to ensure that our collectors continue to focus on portfolios that continue to show results. By monitoring the results of calls originated through our dialer, we identified portfolios that required more cost to collect than others. Particularly where we had worked to collect these portfolios over an extended period of time, we determined that some of our portfolios’ collection lives had run their course from our perspective. We sold a number of older portfolios identified by this process in 2005 and a larger number of such portfolios in the first quarter of 2006. We believe this process of constantly evaluating portfolio returns against costs of collection should continue to improve the balance between our new and old portfolios. We may engage in further sales in 2007 if we believe market conditions are acceptable and portfolio performance is not up to our expectations, but do not anticipate sales at the same levels as in the prior two years.

Index

Our portfolios provide our principal long-term source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. The total fair value of our portfolios includes fair value attributable to the residual interests of third parties in collections once all funds (including funds invested by us) invested in a portfolio have been repaid (with interest) and all servicing fees have been paid. The retained fair value of our portfolios excludes fair value attributable to these residual interests. Our estimate of the total fair value of our portfolios at March 31, 2006, decreased $2.5 million to $19.5 million from $22.0 million at December 31, 2006. At the same time, the cost basis of our portfolios decreased to $3.8 million at March 31, 2007, from $5.0 million at December 31, 2006. Our estimate of the retained fair value of our portfolios at March 31, 2007, decreased $2.3 million to $19.0 million from $21.3 million at December 31, 2006. Correspondingly, our notes payable used to purchase portfolios decreased from $4.5 million at December 31, 2006 to $3.8 million at March 31, 2007.

Our estimates of fair value decreased due principally to our collections and portfolio sales of $3.4 million exceeding the fair value of the $388,000 of portfolio purchases in 2007. Our portfolio cost basis also decreased, due principally to the cost basis recovery associated with our collections and sales exceeding the $388,000 of portfolio purchases made in the first quarter of 2007. Whether the fair value and cost basis of our portfolios will resume the growth established in 2005 will depend on our ability to find portfolios at a reasonable price in a very competitive market. The purchase of portfolios is also limited by the amount of cash we have available to purchase portfolios. If we can find reasonably priced portfolios, we believe our portfolio fair value and cost basis will increase in the near term because we can use the Varde credit facility as well as reinvest some cash proceeds from collections to purchase new portfolios. Long-term growth in portfolio fair value and cost basis will depend on whether market conditions continue to permit us to purchase portfolios at reasonable prices and on our financial resources.

We used a discount rate of 20% to determine the fair values of our portfolios at March 31, 2007 and December 31, 2006. The following table sets forth alternative estimates of total fair value, retained fair value, and the portion of fair value attributable to residual interests of third parties in collections, if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

	Total Fair Value		Retained Fair Value		Fair Value of Residual Interests
	Mar 31 2007	Dec 31 2006	Mar 31 2007	Dec 31 2006	Mar 31 2007	Dec 31 2006
	($ in millions)		($ in millions)		($ in millions)

Higher collection risk (25% discount rate)	$18.2	$20.5	$17.7	$19.9	$0.5	$0.6
Assumed collection risk (20% discount rate)	$19.5	$22.0	$19.0	$21.3	$0.5	$0.7
Lower collection risk (15% discount rate)	$21.0	$23.8	$20.4	$23.0	$0.6	$0.8

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

Index

Our Board of Directors has described this strategy as having two parts:

•      Provide an annuity without impairing the value of the business; and
•      Grow the business to increase the annuity.

Due to factors such as the availability of new portfolios, market pricing conditions for new portfolios, the timing of loan repayments and residual interest payments to Varde, and the timing of distributions to our members, we may not achieve increases in fair value each quarter.

In the near term we plan to use some of our cash collections representing cost basis recovery to make distributions to our members and interest holders. Ultimately we plan to generate cash in excess of our collection and operating costs and our cost basis recovery and to use some of the excess cash to make distributions to our members and interest holders. Beginning in April 2003, we began making quarterly distributions. During 2006, we made distributions totaling $664,000. We made a distribution of $161,000 in January 2007 and April 2007 relating to quarters ended December 31, 2006 and March 31, 2007, respectively. In order to maintain the working capital necessary to run our business, however, we may have to reduce the frequency and/or amount of distributions to our members in 2007 as compared with previous years.

Our agreement with Varde provides us with a source of capital to purchase new portfolios. The agreement provides up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. We will never have outstanding indebtedness approaching the full $25 million at any one time, due to the cumulative nature of the facility. At March 31, 2007, Matterhorn owed $3.8 million under the facility in connection with purchases of certain charged-off loan portfolios. Under the credit facility, Varde has a first priority security interest in Matterhorn’s assets. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of $2.3 million at March 31, 2007. The loan advances have minimum payment threshold points with terms of two years and bear interest at the rate of 12% per annum. These obligations are scheduled to be repaid in full on dates ranging from April 2007 to June 2008. Once all funds (including those invested by us) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by us are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. The amount of remaining available credit under the facility at March 31, 2007 was $12.4 million. Matterhorn has borrowed a total of $12.6 million, with $3.8 million outstanding at March 31, 2007.

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

Index

ITEM 3.  CONTROLS AND PROCEDURES

 In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and our Accounting Manager, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, may be detected. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of March 31, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

We recently retained an outside consultant to conduct a study to determine whether we should continue using the cost recovery method of accounting for all of our portfolios or switch to a method that matches portfolio cost basis to revenue over the projected life of the portfolio. The accounting method used depends largely upon a determination of our ability to accurately project the timing and amount of collections for portfolios we acquire. The consultant has found that we are capable of determining the amount of revenue we expect to generate over the life of a portfolio for portfolios that we have sufficient historical data and experience to accurately estimate future cash flows. Management and the Audit Committee members are currently assessing the consultant’s findings to determine whether we should continue using the cost recovery method for all of our portfolios or use a method that matches portfolio cost basis to revenue over the projected life of the portfolio in cases where we have the historical data and experience to accurately estimate future cash flows.

ITEM 6.  EXHIBITS

(a)  Exhibits

An Exhibit Index precedes the exhibits following the signature page and is incorporated herein by reference.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANCE CAPITAL MANAGEMENT, LLC

May 16, 2007	By:	/s/ David J. Caldwell
(Date)		Name: David J. Caldwell
Its: Chief Operations Officer

Index

EXHIBIT INDEX

Exhibit No.	Description
2.1	Joint Chapter 11 Plan of Reorganization Proposed by Chapter 11 Trustee and the Official Committee of Equity Security Holders effective February 4, 2002 (1)

2.2	First Amended Disclosure Statement Describing Joint Chapter 11 Plan Proposed by Chapter 11 Trustee and the Official Committee of Equity Security Holders approved on October 12, 2001 (1)

3.1	Performance Capital Management, LLC Articles of Organization (1)

3.2	Operating Agreement for Performance Capital Management, LLC (1)

3.3	First Amendment to Operating Agreement for Performance Capital Management, LLC (1)

3.4	Second Amendment to Operating Agreement for Performance Capital Management, LLC (2)

3.5	Third Amendment to Operating Agreement for Performance Capital Management, LLC (3)

4.1	Specimen Performance Capital Management, LLC Unit Certificate (1)

4.2	Specimen Performance Capital Management, LLC Economic Interest Unit Certificate (1)

4.3	Provisions in the Operating Agreement for Performance Capital Management, LLC pertaining to the rights of LLC Unit holders (see Exhibits 3.2 and 3.3) (1)

10.1	Office Lease Agreement by and between LBA Realty Fund-Holding Co. II, LLC and Performance Capital Management, LLC dated July 17, 2006 (4) *

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 **

* Portions of this exhibit have been omitted and filed separately with the Securities and Exchanged Commission pursuant to a request for confidential treatment.

** The certifications filed under Exhibit 32.1 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Performance Capital Management, LLC under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that Performance Capital Management, LLC specifically incorporates it by reference.

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

(4) Filed on November 14, 2006 as an exhibit to our report on Form 10-QSB for the period ended September 30, 2006 and incorporated herein by reference.