Form 10QSB
period 2007-06-30
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2007-08-14
CIK 1221170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

Commission file number:       0 – 50235

Performance Capital Management, LLC
(Exact name of small business issuer as specified in its charter)

California	03-0375751
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

7001 Village Drive. Suite 255, Buena Park, California 90621
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
Yes ☐  No ☒

Check whether the issuer has filed documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☒   No ☐

As of August 1, 2007, the issuer had 550,244 LLC Units issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PERFORMANCE CAPITAL MANAGEMENT, LLC

Index to
Quarterly Report on Form 10-QSB
For the Quarter Ended June 30, 2007

Index

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

[MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Performance Capital Management, LLC
Buena Park, California

We have reviewed the accompanying consolidated balance sheet of Performance Capital Management, LLC as of June 30, 2007, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006, and the consolidated statements of members’ equity and the consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. All information included in these consolidated financial statements is the representation of the management of Performance Capital Management, LLC.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Performance Capital Management, LLC as of December 31, 2006, and the related consolidated statements of operations, members’ equity and cash flows for the year ended December 31, 2006 (not presented herein); and in our report dated March 22, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Moore Stephens Wurth Frazer And Torbet, LLP

August 10, 2007
Orange, California

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS

Cash and cash equivalents	$713,996	$689,888
Restricted cash	460,837	491,400
Other receivables	22,727	28,984
Purchased loan portfolios, net	4,426,590	5,000,942
Property and equipment, net	409,008	430,119
Deposits	38,090	80,463
Prepaid expenses and other assets	119,077	100,274

Total assets	$6,190,325	$6,822,070

LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:
Accounts payable	$123,158	$165,996
Accrued liabilities	546,150	423,367
Accrued interest	41,098	46,040
Notes payable	4,558,899	4,455,460
Income taxes payable	12,000	27,580
Total liabilities	5,281,305	5,118,443

COMMITMENTS AND CONTINGENCIES	-	-

MEMBERS' EQUITY	909,020	1,703,627

Total liabilities and members' equity	$6,190,325	$6,822,070

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the six	For the six
			months	months
	For the quarter	For the quarter	ended	ended
	ended	ended	June 30,	June 30,
	June 30, 2007	June 30, 2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Portfolio collections	$2,966,928	$3,508,153	$6,347,354	$7,237,089
Portfolio sales	96,082	-	154,613	1,532,610
Total revenues	3,063,010	3,508,153	6,501,967	8,769,699
Less portfolio basis recovery	1,415,787	1,676,563	2,977,291	4,524,868

NET REVENUES	1,647,223	1,831,590	3,524,676	4,244,831

OPERATING COSTS AND EXPENSES:
Salaries and benefits	1,042,697	1,024,327	2,160,952	2,193,077
General and administrative	825,533	777,056	1,505,023	1,509,645
Depreciation	25,327	27,437	49,695	52,478
Total operating costs and expenses	1,893,557	1,828,820	3,715,670	3,755,200

INCOME (LOSS) FROM OPERATIONS	(246,334)	2,770	(190,994)	489,631

OTHER INCOME (EXPENSE):
Interest expense and other financing costs	(137,204)	(205,746)	(287,481)	(410,261)
Interest income	5,192	3,941	8,856	6,593
Other income	-	-	10,493	-
Total other expense, net	(132,012)	(201,805)	(268,132)	(403,668)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(378,346)	(199,035)	(459,126)	85,963

INCOME TAX PROVISION	0	5,790	13,600	26,390

NET INCOME (LOSS)	$(378,346)	$(204,825)	$(472,726)	$59,573

NET INCOME (LOSS) PER MEMBER UNIT – BASIC AND DILUTED	$(.69)	$(.36)	$(.86)	$.11

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

					Total
	Member	Unreturned	Abandoned	Accumulated	Members'
	Units	Capital	Capital	Deficit	Equity
Balance, December 31, 2005	563,926	$23,979,042	$485,741	$(21,331,102)	$3,133,681

Reinstatement of units to investor	199	11,938	(11,938)		-

Distributions to investors		(333,322)			(333,322)

Net income				59,573	59,573

Balance, June 30, 2006	564,125	23,657,658	473,803	(21,271,529)	2,859,932

Repurchase of units from investors	(13,881)	(574,909)	574,909	(65,935)	(65,935)

Distributions to investors		(330,199)			(330,199)

Net Loss				(760,171)	(760,171)

Balance, December 31, 2006	550,244	22,752,550	1,048,712	(22,097,635)	1,703,627

Distributions to investors		(321,881)			(321,881)

Net Loss				(472,726)	(472,726)

Balance, June 30, 2007	550,244	$22,430,669	$1,048,712	$(22,570,361)	$909,020

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months	For the six months
	ended	ended
	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(472,726)	$59,573
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	49,695	52,478
(Increase) decrease in assets:
Other receivables	6,257	(8,962)
Prepaid expenses and other assets	(18,803)	(24,080)
Deposits	42,373
Loan portfolios	574,352	835,125
Increase (decrease) in liabilities:
Accounts payable	(42,838)	(9,894)
Accrued liabilities	122,783	138,869
Accrued interest	(4,942)	24,546
Income taxes payable	(15,580)	(2,790)
Net cash provided by operating activities	240,571	1,064,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(28,584)	(70,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in restricted cash	30,563	(190,849)
Loan proceeds from borrowing	1,396,825	2,379,418
Repayment of loans	(1,293,386)	(3,237,739)
Distributions to investors	(321,881)	(333,322)
Net cash used in financing activities	(187,879)	(1,382,492)

NET CHANGE IN CASH AND CASH EQUIVALENTS	24,108	(388,205)

CASH AND CASH EQUIVALENTS, beginning of period	689,888	1,810,677

CASH AND CASH EQUIVALENTS, end of period	$713,996	$1,422,472

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$29,180	$29,180

Interest paid	$238,526	$327,612

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Description of Business

Performance Capital Management, LLC (“PCM LLC”) and its wholly-owned subsidiary, Matterhorn Financial Services, LLC (“Matterhorn”) (collectively the “Company”, unless stated otherwise) are engaged in the business of acquiring assets originated by federal and state banks and other sources, for the purpose of generating income and cash flow from managing, collecting, or selling those assets. These assets consist primarily of non-performing credit card loan portfolios and are purchased and sold as portfolios (“portfolios”). Additionally, some of the loan portfolios are assigned to third-party agencies for collection. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2006 included in the Company's Current Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007.

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

Wholly-owned Subsidiary

In July 2004, the Company completed a credit facility (effective June 10, 2004) with Varde Investment Partners, L.P. (“Varde”), a participant in the debt collection industry, to augment portfolio purchasing capacity using capital provided by Varde. To implement the agreement, PCM LLC created a wholly-owned subsidiary, Matterhorn. The facility provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. Varde is not under any obligation to make a loan to Matterhorn and Varde must agree on the terms for each specific advance under the loan facility. Under the terms of the facility, Varde will receive both interest and a portion of any residual collections on the portfolios acquired with a loan, after repayment of the purchase price (plus interest) to Varde and the Company and payment of servicing fees. Portfolios purchased using the facility will be owned by PCM LLC's subsidiary, Matterhorn. Varde has a first priority security interest in Matterhorn's assets securing repayment of its loans. In June 2007, the Company entered into an amendment to the Master Loan Agreement with Varde. The amendment extends the maturity date for principal and any other accrued but unpaid amounts on each loan from up to two years to up to three years.

Note 2 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2006 included in the Company's Current Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007. The results for the six months ending June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

Cash and Cash Equivalents

The Company defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $0.9 million as of June 30, 2007. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2007, management expects these assets to be fully recoverable.

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

Members’ Equity

Members’ equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of June 30, 2007, PCM LLC had 526,522 voting LLC units and 23,722 non-voting LLC units. Retired or abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC’s plan of reorganization to eliminate the interests of PCM LLC members that PCM LLC has not been able to locate. In the first quarter of 2006, 199 LLC units of previously cancelled LLC units were reinstated due to a beneficiary heir establishing ownership. In December 2006, 13,881 LLC units, which were purchased for approximately $66,000, were retired in connection with the

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

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

Note 4 – Fair Value of Financial Instruments

The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of June 30, 2007 and December 31, 2006 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate their fair values. The total and retained fair values of purchased loan portfolios were determined based on both market pricing and discounted expected cash flows. The total fair value of the Company’s portfolios includes fair value attributable to the residual interests of third parties in collections once all funds (including funds invested by the Company) invested in a portfolio have been repaid (with interest) and all servicing fees have been paid.  The retained fair value of the Company’s portfolios excludes fair value attributable to these residual interests. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at June 30, 2007 and December 31, 2006 was 20%. The estimated total fair value of loan portfolios was $21.2 million and $22.0 million at June 30, 2007, and December 31, 2006, respectively, and the estimated retained fair value of loan portfolios was $20.6 million and $21.3 million at June 30, 2007, and December 31, 2006, respectively.

Note 5 - Purchased Loan Portfolios

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources.  These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at June 30, 2007 and December 31, 2006 totaled approximately $830 million and $800 million, respectively.

The Company initially records acquired loans at cost.  To the extent that the cost of a particular loan portfolio exceeds the net present value of estimated future cash flows expected to be collected, a valuation allowance is recognized in the amount of such impairment.

The carrying amount of loans included in the accompanying consolidated balance sheets are as follows:

	As of	As of
	June 30, 2007	Dec. 31, 2006
Unrecovered cost balance,beginning of period	$5,059,283	$8,505,065
Valuation allowance, beginning of period	(58,341)	(58,341)
Net balance, beginning of period	5,000,942	8,446,724
Net portfolio activity	(574,352)	(3,445,782)
Net balance, end of period	$4,426,590	$5,000,942

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Purchased Loan Portfolios (continued)

The activity in the loan portfolios in the accompanying consolidated financial statements is as follows:

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	30-Jun-07	30-Jun-06	30-Jun-07	30-Jun-06
Purchased loan portfolios- net	$2,014,955	$3,344,893	$2,402,939	$3,689,743
Collections on loan portfolios	(2,966,928)	(3,508,153)	(6,347,354)	(7,237,089)

Sales of loan portfolios	(96,082)	-	(154,613)	(1,532,610)
Revenue recognized on collections	1,622,647	1,831,590	3,509,887	3,713,104
Revenue recognized on sales	24,576	-	14,789	531,727
Net portfolio activity	$599,168	$1,668,330	$(574,352)	$(835,125)

The valuation allowance related to the loan portfolios had a balance of $58,341 at June 30, 2007 and December 31, 2006.

Note 6 - Other Receivables

Other receivables consist of collections on portfolios received by third party collection agencies.

Note 7 - Property and Equipment

Property and equipment is as follows:

	As of	As of
	June 30, 2007	Dec. 31, 2006
Office furniture and equipment	$432,139	$427,897
Computer equipment	654,501	630,159
Leasehold improvements	113,502	113,502
Totals	1,200,142	1,171,558
Less accumulated depreciation	791,134	741,439
Property and equipment, net	$409,008	$430,119

Depreciation expense for the three months ended June 30, 2007 and 2006 amounted to $25,327 and $27,437, respectively. Depreciation expense for the six months ended June 30, 2007 and 2006 amounted to $49,695 and $52,478, respectively.

Note 8 – Notes Payable

The Company has entered into an agreement for a credit facility with Varde that provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. PCM LLC’s wholly-owned subsidiary Matterhorn owed approximately $4.6 million and $4.5 million at June 30, 2007, and December 31, 2006, respectively, under the facility in connection with its purchase of certain charged-off loan portfolios. The total amount borrowed was approximately $14.0 million at June 30, 2007 and $12.6 million at December 31, 2006. Each advance has minimum payment threshold points. Each advance has a term of up to three years and bears interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from December 2007 to June 2010, with the approximate following principal payments due:

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8 – Notes Payable (continued)

Year ending
June 30,
2008	$2,993,000
2009	$1,149,000
2010	$417,000

Once all funds (including funds invested by the Company) invested in a portfolio financed by Varde have been repaid with interest and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by the Company are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. Varde has a first priority security interest in all the assets of Matterhorn, securing repayment of its loans and payment of its residual interest. PCM LLC, our parent operating company, has guarantied certain of Matterhorn's operational obligations under the loan documents. The amount of remaining available credit under the facility was approximately $11.0 million at June 30, 2007 and $12.4 at December 31, 2006. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of approximately $3.0 million at June 30, 2007.

Note 9 - Commitments and Contingencies

Lease Commitments

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

The base rent will increase on a yearly basis throughout the term. Future minimum lease commitments under the Buena Park lease for the twelve months ended June 30, will be:

Year ending	Approximate Annual
June 30	Lease Commitments
2008	$302,000
2009	$345,000
2010	$352,000
2011	$355,000
2012	$358,000
Thereafter	$606,000

In  addition  to  the  base rent, PCM LLC must pay its pro rata share of the increase in operating expenses, property taxes and property insurance for the building above the total dollar amount of operating expenses, property taxes and property  insurance  for  the 2006 base calendar  year.

The building lease contains provisions for incentive payments, future rent increases, or periods in which rent payments are reduced. As the Company recognizes rent expense on a straight-line basis, the difference between the amount paid and the amount charged to rent expense is recorded as a liability. The amount of deferred rent liability at June 30, 2007 was $192,000.

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9 - Commitments and Contingencies (continued)

Rental expense for the three months ended June 30, 2007 and June 30, 2006 amounted to approximately $80,000 and $84,000, respectively.  Rental expense for the six months ended June 30, 2007 and June 30, 2006 amounted to approximately $160,000 and $168,000, respectively.   PCM LLC is obligated under two five-year equipment leases, one expiring in 2009 with minimum payments of $4,800 per year and the other lease expiring in 2011 with minimum payments of $3,900 per year.

Note 10 - Earnings Per Member Unit

Basic and diluted earnings per member unit are calculated based on the weighted average number of member units issued and outstanding, 550,244 for the quarter ended June 30, 2007 and 564,125 for the quarter ended June 30, 2006.

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

Note 12 – Subsequent Event

Under the loan agreement with Varde, the Company was required to pay the balance of one of its loans in full by the due date of April 28, 2007. The balance outstanding of the loan on that date was approximately $702,000. The balance outstanding of the loan at June 30, 2007 was $596,000. The portfolio continues to generate revenue through collections but at a slower rate than forecasted and, therefore, has not produced enough income to make the Varde payment by its due date. In May 2007, Varde gave the Company an extension and a limited forbearance from any action until July 31, 2007. After further discussions with Varde regarding the timing of the payment, in July 2007, the Company obtained another extension and limited forbearance from any action until December 31, 2007.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report and with the financial information contained in our report on Form 10-KSB for the year ended December 31, 2006.

OVERVIEW

We acquire assets originated by federal and state banking and savings institutions, loan agencies, and other sources, for the purpose of generating income and cash flow from collecting or selling those assets. Typically, these assets consist of charged-off credit card contracts. These assets are typically purchased and sold as portfolios. We purchase portfolios using our own cash resources and funds borrowed from a third party. In January 2007, we started a third-party collection program to engage in the collection of debt on behalf of other parties, whereby we earn fees contingent upon the amount we collect. We will enter into third-party collection arrangements that we believe will increase our collection efficiency.

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

When we collect an account in a portfolio, we reduce the cost basis of the portfolio dollar-for-dollar until we have completely recovered the cost basis of the portfolio. We believe this method of accounting for the amortization of the purchase price of our portfolios is conservative and minimizes the effect of estimation on our results of operations. This policy has the effect of “front-loading” expenses, however, and may result in a portfolio initially showing no net revenue for a period of time and then showing only net revenue once we have recovered its entire cost basis. We recently retained an outside consultant to conduct a study to determine whether we should continue using the cost recovery method of accounting for all of our portfolios or switch to a method that matches portfolio cost basis to revenue over the projected life of the portfolio. The accounting method used depends largely upon a determination of our ability to accurately project the timing and amount of collections for portfolios we acquire. The consultant found that we are capable of determining the amount of revenue a portfolio is expected to generate over its life for portfolios that we have sufficient historical data and experience to accurately estimate future cash flows. As a result, our Board of Directors, with the assistance of management, is currently assessing our portfolios to determine which, if any, we have sufficient historical data and experience to accurately estimate the timing of collections revenue over its life.  At the same time, we are studying the mechanics of the interest method of accounting to determine how to apply it to a portfolio where we believe we can accurately estimate revenue flow over its life.

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

Index

OPERATING RESULTS

Comparison of Results for the Quarters Ended June 30, 2007 and 2006

The following discussion compares our results for the three months ended June 30, 2007, to the three months ended June 30, 2006. We had a net loss of $378,000 for the three months ended June 30, 2007, as compared to a net loss of $205,000 for the three months ended June 30, 2006.

Revenue

Our net revenues decreased to $1.6 million for the quarter ended June 30, 2007, from $1.8 million for the quarter ended June 30, 2006. The following table presents a comparison of the components of our revenues for the three months ended June 30, 2007, to the three months ended June 30, 2006, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

	Total		Collections		Sales
	For the Quarter		For the Quarter		For the Quarter
	Ended June 30,		Ended June 30		Ended June 30
	2007	2006	2007	2006	2007	2006
	($ in millions)		($ in millions)		($ in millions)
Total revenues	$3.0	$3.5	$2.9	$3.5	$0.1	$-
Less basis recovery	(1.4)	(1.7)	(1.3)	(1.7)	(0.1)	-
Net revenues	$1.6	$1.8	$1.6	$1.8	$0.0	$-
Net revenue percentage	53.8%	52.2%	54.7%	52.2%	25.6%	-

Portfolio collections provided 96.9% of our total revenues in the quarter ended June 30, 2007 and 100% of our total revenues in the quarter ended June 30, 2006. Our total revenues from portfolio collections decreased by $541,000 in the second quarter of 2007 as compared to the second quarter of 2006 due to a decrease in portfolio purchases during the latter half of 2006 and the first half of 2007 as compared with prior periods.  Our net revenues from portfolio collections decreased by $209,000 in the second quarter of 2007 as compared to the second quarter of 2006, but the percentage of net revenues to total revenues increased from 52.2% to 54.7%. These results reflect the fact that recently purchased portfolios (which provide no net revenues because of front-loaded cost basis recovery) have leveled off, which tends to increase net revenues due to less basis recovery.

We acquired $4.2 million of new portfolios during the year ended December 31, 2006 and $2.4 million of new portfolios during the first half of 2007, $2.0 million of which was purchased in the latter part of the second quarter of 2007. During 2005, we acquired $11.5 million of new portfolios ($11.0 million after adjusting for a January 2006 sale of a $461,000 portion of a portfolio purchased in December 2005). In the near term, the cost basis recovery associated with collecting portfolios we purchased in 2005 and 2006, combined with the portfolios that we purchased in 2007 and additional portfolios we anticipate purchasing in 2007, and a slower rate of collections for some portfolios, may offset the increase in net revenue percentage we would otherwise expect from our older portfolios (whose cost bases we have completely recovered) to generate and actually result in a decline in our net revenue percentage.

During 2006, we saw our total revenue from collections increase as we began to exploit the purchases we made in 2005 and 2006. We expect our total collection revenue to be lower in 2007 than it was in 2006 and 2005, which is consistent with the $541,000 decrease in collection revenue in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The decline is due principally to the current market conditions for portfolios, which continues to make purchasing portfolios at a reasonable price difficult. During the fourth quarter of 2005 and the first quarter of 2006, analysts and participants in the debt-buying industry began to speculate whether charged-off debt is overpriced. The March 2006 issue of Kaulkin Ginsberg’s Global Debt Buying Report reports that prices in the debt buying market doubled over the two years between 2003 and 2005. The February 2006 issue of Collections and Credit Risk focused on the influx of $350 million to $400 million of public and private capital the industry has seen since November 2002 - and the demands of that capital to be deployed to earn returns - as a primary cause of price increases.

Index

The article does not predict imminent price decreases, however, suggesting instead that capital will not exit the industry (and relieve price pressures) until debt buyers and collectors begin to report unfavorable operating results. These market conditions are expected to continue in 2007. If we are unable to acquire new portfolios that meet our criteria for generating net income, our collection revenue will continue to decline. In June 2007, we purchased $2.0 million of portfolios resulting in total portfolio purchases for the first half of 2007 of $2.4 million as compared to $3.7 million of portfolio purchases in the first half of 2006.

Portfolio sales showed net revenue of $25,000 in the quarter ended June 30, 2007 compared to no portfolio sales in the second quarter 2006. We may engage in further sales if we identify portfolios that are not performing to our expectations and we believe market conditions are acceptable. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

Operating Expenses

Our total operating costs and expenses were at $1.9 million for the three months ended June 30, 2007 and $1.8 million for the three months ended June 30, 2006. Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, increased to 63.8% for the quarter ended June 30, 2007, from 52.1% for the quarter ended June 30, 2006.  The decline in collection efficiency is the result of the decrease in collection revenues outpacing the corresponding decrease in operating costs and expenses. The increase in operating costs and expenses was due to our increased emphasis on legal collections, which has resulted in an increase in legal costs.

We intend to continue monitoring our collection efficiency and reduce variable costs required to collect each dollar of revenue when necessary to maintain the working capital needed to run our operations.  In order to maintain the working capital necessary to run our operations, we will continue to strive to maintain a careful balance between portfolios we purchase using our own cash (where collection revenues are immediately available to us in full) and portfolios we purchase using the Varde credit facility (where we must immediately apply a substantial portion of collections to debt service). These efforts have been somewhat hampered recently due to our lower cash reserves and higher portfolio prices, which has resulted in the continued use of the Varde facility to compete effectively for portfolios and a corresponding decrease in the percentage of our own funds used to purchase the portfolios. We expect these circumstances to proportionately increase our interest expense and other financing costs.

Our general and administration expenses increased by $49,000 to $826,000 for the quarter ended June 30, 2007, from $777,000 for the quarter ended June 30, 2006. This was due to a large extent on the costs resulting from the increased use of legal collections. Our salaries and benefits expenses remained stable at $1.0 million for the quarters ended June 30, 2007 and June 30, 2006.

We continue to manage our existing infrastructure in order to maximize efficiencies. Our headcount of collectors was slightly lower at June 30, 2007 as compared to June 30, 2006 due primarily to our efforts to: (i) keep our collections infrastructure in line with our portfolio acquisitions; (ii) focus collections on those portfolios or portions of portfolios that we believe will generate the most revenue in the near term; and (iii) significantly increase our legal collections using internal staff and third party law firms.  We do not anticipate needing to add personnel in connection with the increased use of legal collections since most of those collection efforts are performed by third parties.  In addition, we are working to improve the significant employee turnover we have experienced among our collectors in an effort to reduce expenses associated with recruitment and training.

Index

Comparison of Results for the Six Months Ended June 30, 2007 and 2006

The following discussion compares our results for the six months ended June 30, 2007, to the six months ended June 30, 2006. We had a net loss of $473,000 for the six months ended June 30, 2007, compared to net income of $60,000 for the six months ended June 30, 2006.

Revenue

Our net revenues decreased to $3.5 million for the six months ended June 30, 2007, from $4.2 million for the six months ended June 30, 2006. Our total revenues decreased by $2.3 million to $6.5 million in the first half of 2007 as compared to the first half of 2006. The following table presents a comparison of the components of our revenues for the six months ended June 30, 2007 and 2006, as well as presenting net revenue as a percentage of the corresponding total revenue (approximate amounts due to rounding):

	Total		Collections		Sales
	For the Six Months		For the Six Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30,
	2007	2006	2007	2006	2007	2006
	($ in millions)		($ in millions)		($ in millions)

Total revenues	$6.5	$8.7	$6.3	$7.2	$0.2	$1.5
Less basis recovery	(3.0)	(4.5)	(2.8)	(3.5)	(0.2)	(1.0)
Net revenues	$3.5	$4.2	$3.5	$3.7	$0.0	$0.5

Net Revenue Percentage	54.2%	48.4%	55.3%	51.3%	9.6%	34.7%

Portfolio collections provided 97.6% of our total revenues for the six months ended June 30, 2007 and 82.5% of our total revenues for the six months ended June 30, 2006. Total portfolio collection revenue decreased by $890,000 during the first half of 2007 over the same period in 2006. Our net revenues from portfolio collections decreased by $203,000 to $3.5 million for the six months ended June 30, 2007 from $3.7 million in the six months ended June 30, 2006 and the percentage of net revenues to total revenues increased 4.0% to 55.3% for the six months ended June 30, 2007 from 51.3% for the six months ended June 30, 2006. These results reflect the fact that portfolio purchases have decreased, resulting in a decrease in collection revenue from new portfolios, and cost recovery has simultaneously decreased but at a slightly higher rate as older and larger portfolios become fully recovered and begin to generate net revenue.

During the six months ended June 30, 2006, we acquired $3.7 million of new portfolios.  During 2005, we acquired $11.5 million of new portfolios ($11.0 million after adjusting for a January 2006 sale of a $461,000 portion of a portfolio purchased in December 2005).  In June 2007, we purchased $2.0 million of new portfolios resulting in total portfolio purchases in the first half of 2007 of $2.4 million as compared to $3.7 million of portfolio purchases during the first half of 2006. We have seen our total revenue from collections decrease as we begin to experience the effects of fewer portfolio purchases.  We do not expect our total collection revenue in 2007 to be as large as our 2006 portfolio collection revenue. The increase in net revenue as a percentage of portfolio collections could be offset in the latter part of 2007 if we are able to obtain portfolios that are priced at a reasonable level. The cost basis recovery associated with collecting portfolios we purchased in 2005 and 2006, combined with the portfolios that we have already acquired in 2007 and additional portfolios we anticipate acquiring in 2007, could continue to offset the increase in net revenue percentage we would otherwise expect our older portfolios (whose cost bases we have completely recovered) to generate and actually result in a decline in our net revenue percentage.

In an effort to increase the accounts we service to maximize use of our collection infrastructure, we started a program in the first half of 2007 to collect debt owned by others. In January 2007, we entered into a third-party collection arrangement and began collecting on portfolios owned by another party. Third-party debt collection arrangements are generally commission-based with the objective of earning fees in excess of the costs to collect. We will enter into third-party collection arrangements that we believe will generate enough income in fees to generate net returns. We generated additional net revenue of $61,000 from third-party collections arrangements during the first half of 2007.  We do not yet know how effective this program will be at supplementing the revenue we generate from portfolio collections. Our success is largely dependent upon the volume of such arrangements we secure and the quality and types of debt we service for third parties. If the portfolios have been heavily worked or we are not experienced at collecting the type of accounts being serviced, we may not generate income from such third party collections in excess of our costs of collection. In addition to acquiring our own portfolios and acting as a third-party collection agency, we are looking at other collection strategies in an effort to increase our revenues and collection efficiency, such as expanding use of the legal process to collect specific accounts determined to be suitable for such an approach and improving the accuracy and currency of debtor contact information contained in our databases.

Index

We have substantially increased our legal collections efforts in the first half 2007 as we seek to generate revenue from accounts we believe might otherwise not be collectible. We initiate collection lawsuits on our own behalf, thereby internalizing the costs of such collections. We also utilize our network of third party law firms on a commission basis in cases where we determine that it is financially or strategically prudent. Legal collections tend to have longer time horizons but are expected to contribute to an increase in returns over two to five years. The method used to select accounts for legal collections is a critical component of a successful legal collections program. If accounts are accurately selected, overall collection efficiency should increase. We do not have a set policy regarding when to initiate legal process; we exercise our judgment based on a variety of factors to determine when we believe using legal process is appropriate.

Both our total and net revenues from portfolio sales showed significant decreases. As part of our program to emphasize efforts to continue to collect and realize a reasonable return on our portfolios, in 2006 we identified one larger portfolio that was not performing to our expectations. We sold this portfolio for $1.1 million with Varde’s consent in the first quarter of 2006 on terms we considered acceptable. We also sold a $461,000 portion of a portfolio purchased in December 2005. Our overall net income of $264,000 in the quarter ended March 31, 2006 was essentially due to the net revenues we derived from these portfolio sales. We had no similar sales in the first half of 2007. We may engage in further sales if we identify portfolios that are not performing to our expectations and we believe market conditions are acceptable. We continue collection efforts for certain accounts in portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

Net revenues from portfolio sales of $15,000 for the six months ended June 30, 2007 as compared to $532,000 for the six months ended June 30, 2006, a $517,000 decrease, was primarily responsible for increasing our net loss to $473,000 for the six months ended June 30, 2007, from net income of $60,000 for the six months ended June 30, 2006.  If we exclude the effect of portfolio sales, our net income for the six months ended June 30, 2006 decreased to a net loss of $472,000, and our net loss for the six months ended June 30, 2007 increased to $488,000.  Our net loss, excluding the effect of portfolio sales, increased due to decreased total revenues from collections. If our purchasing patterns continue to be slow, however, we believe our collection activity may eventually show net income due to front-loaded cost basis recovery.

Operating Expenses

Our total operating costs and expenses decreased slightly to $3.7 million at June 30, 2007 from $3.8 million for the six months ended June 30, 2006. Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, increased to 58.5% for the six months ended June 30, 2007, from 51.9% for the six months ended June 30, 2006. This percentage does not include the effects of interest expense and other financing costs decreasing from $410,000 for the six months ended June 30, 2006 to $287,000 for the same period in 2007. If interest and other financing costs are added to total operating cost and expenses to calculate the ratio of operating expenses to total revenue from collections, the percentages would be 63.1% for the six months ended June 30, 2007 as compared to 57.6% for the six months ended June 30, 2006.  Our three-part strategy – increased collections, infrastructure leveraging and variable cost reduction – helped us accomplish this efficiency improvement. We were not successful in executing our plan to continue increasing total revenues (while holding infrastructure costs down) and reducing variable costs required to collect each dollar of revenue.  Our primary obstacle has been the inability to obtain sufficient portfolios at reasonable prices, which has caused a decrease in portfolio collections.  We believe that our agreement with Varde has played, and will continue to play, a significant role in enabling us to purchase additional portfolios and thereby increase the volume of accounts we have available to collect. Any portfolio purchases, whether using the Varde facility or our own funds, depends largely upon the availability of reasonably priced portfolios.

Index

Our interest expense and other financing costs decreased to $287,000 for the six months ended June 30, 2007 from $410,000 for the six months ended June 30, 2006. This corresponds with the decrease in amount of loans payable to Varde.  This trend was offset somewhat by the purchases we made in June 2007.  In order to maintain the working capital necessary to run our operations, we will continue to strive to maintain a careful balance between portfolios we purchase using our own cash (where collection revenues are immediately available to us in full) and portfolios we purchase using the Varde credit facility (where we must immediately apply a substantial portion of collections to debt service). These efforts have been somewhat hampered recently due to our lower cash reserves and higher portfolio prices, which has resulted in the continued use of the Varde facility to compete effectively for portfolios and a corresponding decrease in the percentage of our own funds used to purchase the portfolios. We expect these circumstances to proportionately increase our interest and other financing costs.

Our salaries and benefits expenses remained at $2.2 million for the first half of 2007 and 2006. Our general and administrative expenses remained stable at $1.5 million for the six months ended June 30, 2006 and 2007. In June 2007, we were able to purchase $2.0 million of portfolios resulting in total portfolio purchases during the first half of 2007 of $2.4 million as compared to $3.7 million of portfolio purchases during the first half of 2006. We expect our operating expenses to remain relatively constant due to our efforts to continue to utilize our existing infrastructure as we work to increase portfolio collection revenues.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, including restricted cash, and cash equivalents remained constant at $1.2 million at June 30, 2007 and December 31, 2006. During the six months ended June 30, 2007, our portfolio collections and sales generated $6.5 million of cash, we borrowed $1.4 million, and we used $3.9 million for operating and other activities, $2.4 million to purchase new portfolios, $1.3 million to repay loans, $322,000 for distributions to unit holders, and $29,000 to acquire computer and office equipment.

The large cost basis recovery associated with our portfolios has made it difficult to generate the profit called for in our business plan – to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios, pay our collecting and operating costs and still have a profit – and may continue to cause our statement of operations to show a net loss. Excluding the results from portfolio sales in the six months ended June 30, 2007, our cost basis recovery of $2.8 million plus our operating, interest and other expenses of $3.9 million exceeded our total revenues from collections of $6.3 million. We believe these results are partly due to the higher prices of recently purchased portfolios. In an effort to offset the decline in portfolio purchases, we continue to strive to maximize the use of our collections infrastructure by focusing our efforts on collecting the right portfolios or portions of portfolios in an efficient manner as well as increase our legal collections. We believe our future results will reflect progress in this area, although the “front-loading” of cost basis recovery from portfolios we are able to purchase could continue to cause our statement of operations to show a net loss.

We did not experience the increase in our cash reserves that we expected in the first half of 2007 largely due to the decrease in collection revenues and expenditures to purchase new portfolios. In order to maintain the working capital necessary to run our business and purchase new portfolios, we may have to reduce the frequency and/or amount of distributions to our members in 2007 as compared with previous years. We will also continue to monitor our collection infrastructure to maximize efficiencies in an effort to maintain or reduce expenses.

According to the February 2006 issue of Collections and Credit Risk, the increasing prices of portfolios have resulted in buyers having to abandon the old rule of thumb that they will collect three times a portfolio’s purchase price in three years and instead are settling for collecting two to two and a half times the portfolio’s purchase price in three to five years. In addition, our participation in portfolio purchases using the Varde credit facility has been decreasing, which has proportionately increased the size of the Varde loans and we expect will result in an increase in our interest expense and other financing costs. In June 2007, we entered into an amendment to the Master Loan Agreement with Varde to address these issues. The amendment extends the maturity date for principal and any other accrued but unpaid amounts on each loan from up to two years to up to three years. This change was made to allow more time for a portfolio purchased using the Varde facility to generate sufficient collection revenues to pay the balance of the Varde loans in full by their due dates.

Index

Under the loan agreement with Varde, the Company was required to pay the balance of one of its loans in full by the due date of April 28, 2007. The balance outstanding of the loan on that date was approximately $702,000. The balance outstanding of the loan at June 30, 2007 was $596,000. The portfolio continues to generate revenue through collections but at a slower rate than forecasted and, therefore, has not produced enough income to make the Varde payment by its due date. In May 2007, Varde gave the Company an extension and a limited forbearance from any action until July 31, 2007. After further discussions with Varde regarding the timing of the payment and consistent with the amendment to the Master Loan Agreement to extend maturity dates of loans, in July 2007, the Company obtained another extension and limited forbearance from any action until December 31, 2007.

During 2006, we purchased $4.2 million of portfolios. The current market conditions make it likely that we will acquire portfolios at the same or a slower pace in 2007 as in 2006.  In the first half of 2007, we purchased $2.4 million of new portfolios.  What we purchase will continue to depend on our assessment of market conditions, as well as the amount of liquid cash and other financial resources available to us.  In an attempt to compete in a highly competitive marketplace and operate as efficiently as possible, we will continue to focus on becoming more sophisticated in determining which portfolios or portions of portfolios provide the greatest return and which bring collection efficiency down. As a result of this analysis, we continue to focus our collection efforts on those portions of portfolios that we expect will generate the most returns.

We have used our dialer to ensure that our collectors focus on portfolios that continue to show results. By monitoring the results of calls originated through our dialer, we identified portfolios that required more cost to collect than others. Particularly where we had worked to collect these portfolios over an extended period of time, we determined that some of our portfolios’ collection lives had run their course from our perspective. We sold a number of older portfolios identified by this process in the first quarter of 2006. We believe this process of constantly evaluating portfolio returns against costs of collection should continue to improve the balance between our new and old portfolios. We may engage in further sales in the last half of 2007 if we believe market conditions are acceptable and portfolio performance is not up to our expectations, but do not anticipate sales at the same levels as in the prior two years.

Our portfolios provide our principal long-term source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. The total fair value of our portfolios includes fair value attributable to the residual interests of third parties in collections once all funds (including funds invested by us) invested in a portfolio have been repaid (with interest) and all servicing fees have been paid. The retained fair value of our portfolios excludes fair value attributable to these residual interests. Our estimate of the total fair value of our portfolios at June 30 2007, decreased $0.8 million to $21.2 million from $22.0 million at December 31, 2006. At the same time, the cost basis of our portfolios decreased to $4.4 million at June 30, 2007, from $5.0 million at December 31, 2006. Our estimate of the retained fair value of our portfolios at June 30, 2007, decreased $0.7 million to $20.6 million from $21.3 million at December 31, 2006. Correspondingly, our notes payable used to purchase portfolios increased from $4.5 million at December 31, 2006 to $4.6 million at June 30, 2007.

Our estimates of fair value decreased due principally to our collections and portfolio sales of $6.5 million exceeding the fair value of the $2.4 million of new portfolio purchases in 2007. Our portfolio cost basis also decreased, due principally to the cost basis recovery associated with our collections and sales exceeding the $2.4 million of portfolio purchases made in the first  half of 2007. Whether the fair value and cost basis of our portfolios will resume the growth we experienced in 2005 will depend on our ability to find portfolios at a reasonable price in a very competitive market. The purchase of portfolios is also limited by the amount of cash we have available to purchase portfolios. If we can find reasonably priced portfolios, we believe our portfolio fair value and cost basis will increase in the near term because we can use the Varde credit facility as well as reinvest some cash proceeds from collections to purchase new portfolios. Long-term growth in portfolio fair value and cost basis will depend on whether market conditions continue to permit us to purchase portfolios at reasonable prices and on our financial resources.

Index

We used a discount rate of 20% to determine the fair values of our portfolios at June 30, 2007 and December 31, 2006. The following table sets forth alternative estimates of total fair value, retained fair value, and the portion of fair value attributable to residual interests of third parties in collections, if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

	Total		Retained		Fair Value of
	Fair Value		Fair Value		Residual Interests
	Jun 30	Dec 31	Jun 30	Dec 31	Jun 30	Dec 31
	2007	2006	2007	2006	2007	2006
	($ in millions)		($ in millions)		($ in millions)

Higher collection risk (25% discount rate)	$19.8	$20.5	$19.3	$19.9	$0.5	$0.6
Assumed collection risk (20% discount rate)	$21.2	$22.0	$20.6	$21.3	$0.6	$0.7
Lower collection risk (15% discount rate)	$22.8	$23.8	$22.2	$23.0	$0.6	$0.8

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

In the near term, we plan to reinvest some of our cash collections representing cost basis recovery to acquire additional portfolios and use the Varde facility to acquire additional portfolios to continue growing the fair value of our portfolios on a quarter to quarter basis. Ultimately we plan to reinvest all of the cash representing cost basis recovery, plus a portion of excess cash, to acquire additional portfolios. With a decrease in collection revenues, however, we have recently reserved a greater portion of our cash to pay for operating expenses and a correspondingly lower amount to reinvest in new portfolios.

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

Index

 At June 30, 2007, Matterhorn owed $4.6 million under the facility in connection with purchases of certain charged-off loan portfolios. Under the credit facility, Varde has a first priority security interest in Matterhorn’s assets. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of $3.0 million at June 30, 2007. The loan advances have minimum payment threshold points with terms of up to three years and bear interest at the rate of 12% per annum. These obligations are scheduled to be repaid in full on dates ranging from December 2007 to June 2010. Once all funds (including those invested by us) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by us are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. The amount of remaining available credit under the facility at June 30, 2007 was $11.0 million. Matterhorn has borrowed a total of $14.0 million, with $4.6 million outstanding at June 30, 2007.

There can be no assurance that Varde will advance any new money under the facility, because in each instance Varde must approve of the portfolio(s) we propose to acquire and the terms of the acquisition. We do not have any plans to raise equity capital. Based on our cash position and current financial resources, we believe we have adequate capital resources to continue our business as presently conducted for the foreseeable future. We plan to continue to use the Varde credit facility to maximize the return on our infrastructure and to continue to reduce variable costs required to collect each dollar of revenue. We have also taken steps, such as increased legal collections and third party collections arrangements, and will continue to consider other alternatives to increase the volume of accounts we service other than through new portfolio acquisitions using only our cash resources, however, if the economic returns to us seem reasonable.

We do not have any contractual commitments to make capital expenditures, and we have not budgeted any capital expenditures for the coming year. We may from time to time acquire capital assets on an as needed basis. Our most significant capital assets are our dialer and our telephone switch, which we do not anticipate having to replace within the next year.

ITEM 3.  CONTROLS AND PROCEDURES

In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and our Accounting Manager, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, may be detected. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11, 2007, we held our annual meeting of members in Orange, California. At the meeting, our members were asked to vote on the election of Class II directors to the Board of Directors. All of the directors nominated for election served as directors immediately prior to the annual meeting. The following directors were elected by our members as a result of the following votes:

Directors	Votes “For” Election	Votes “Withheld”
Lester Bishop	192,941	5,054
Larry Smith	193,639	4,355
David Barnhizer	193,639	4,355
Sanford Lakoff	192,941	5,054

The following Class I directors continued to serve as directors following the annual meeting:  Ms. Larisa Gadd; Mr. Rodney Woodworth; and Mr. Donald Rutherford.

In addition to the election of directors, the following matters were voted upon at the annual meeting:

•
To ratify the board of directors’ selection and appointment of Moore Stephens Wurth Frazer and Torbet, LLP, as independent auditors for Performance Capital Management, LLC for the fiscal year ending December 31, 2007. The votes were cast as follows: 192,520 in favor of ratification; 1,294 against ratification; and 4,180 abstaining.

•	To approve the minutes from the 2006 Annual Meeting. The votes were cast as follows: 197,994 in favor of approval; 0 against approval; and 0 abstaining.

No other matters were submitted to our members at the annual meeting.

ITEM 5.  OTHER INFORMATION

Accounting Method

We recently retained an outside consultant to conduct a study to determine whether we should continue using the cost recovery method of accounting for all of our portfolios or switch to a method that matches portfolio cost basis to revenue over the projected life of the portfolio. The accounting method used depends largely upon a determination of our ability to accurately project the timing and amount of collections for portfolios we acquire. The consultant found that we are capable of determining the amount of revenue a portfolio is expected to generate over its life for portfolios that we have sufficient historical data and experience to accurately estimate future cash flows. As a result, our Board of Directors, with the assistance of management, is currently assessing our portfolios to determine which, if any, we have sufficient historical data and experience to accurately estimate the timing of collections revenue over its life.  At the same time, we are studying the mechanics of the interest method of accounting to determine how to apply it to a portfolio where we believe we can accurately estimate revenue flow over its life.

Amendment to Master Loan Agreement with Varde

According to the February 2006 issue of Collections and Credit Risk, the increasing prices of portfolios have resulted in buyers having to abandon the old rule of thumb that they will collect three times a portfolio’s purchase price in three years and instead are settling for collecting two to two and a half times the portfolio’s purchase price in three to five years. In addition, our participation in portfolio purchases using the Varde credit facility has been decreasing, which has proportionately increased the size of the Varde loans and we expect will increase our financing and interest expenses. In June 2007, we entered into an amendment to the Master Loan Agreement with Varde to address these issues. The amendment extends the maturity date for principal and any other accrued but unpaid amounts on each loan from up to two years to up to three years. This change was made to allow more time for a portfolio purchased using the Varde facility to generate sufficient collection revenues to pay the balance of the loans in full by their due dates. The amendment agreement is filed an exhibit to this report on Form 10-QSB and incorporated herein by reference.

Index

Executive Officer Employment Agreements

On July 11, 2007, we entered into new employment agreements with our three executive officers: David Caldwell; William Constantino; and Darren Bard. The new agreements contain substantially the same terms as the old agreements. The employment agreements are filed as exhibits to this report on Form 10-QSB and incorporated herein by reference.

The term of the new employment agreements is five years. The agreements provide for annual salaries for David Caldwell, William Constantino and Darren Bard of $220,000, $150,000 and $150,000, respectively. Salary increases during the term of the agreements may be made at the discretion of the Board of Directors. Any bonuses paid to executives are at the discretion of the Board of Directors. The Board of Directors may set up a specific bonus program for a predetermined length of time. The agreements provide that the executive officers shall receive the following additional benefits: three weeks of paid vacation; paid holidays; paid sick days; and health care benefits.

The executive officers are authorized to incur reasonable business expenses for promoting the business, including expenditures for entertainment and travel.

Each of the agreements provides that we will indemnify the executive officer, if he is made a party to or threatened to be made a party to, or otherwise involved in, any proceeding commenced during the employment term, or after the employment term, because the executive is or was an employee or agent of Performance Capital Management, LLC.  The indemnification includes any and all expenses, judgments, fines, penalties, settlements, and other amounts, actually and reasonably incurred by the executive officer in connection with the defense or settlement of any such proceeding. The executive officer must have acted in good faith and in a manner that the executive reasonably believed to be in the best interests of Performance Capital Management, LLC and, in a criminal proceeding, the executive must have no reasonable cause to believe that his conduct was unlawful. Any and all expenses, including filing fees, costs of investigation, attorney’s fees, messenger and delivery expenses, postage, court reporters’ fees and similar fees and expenses, incurred by the executive officer in any proceeding for which the executive officer is reasonably entitled to indemnification shall be advanced by Performance Capital Management, LLC prior to the final disposition of the proceeding subject to considerations of reasonableness. The indemnification contemplated by the agreements is not to be deemed exclusive of any other rights the executive may have to indemnification. We have been advised that the SEC takes the position that these indemnification provisions do not affect the liability of any executive officer or director under applicable federal and state securities laws.

If during the term of the agreement the Board of Directors takes action to bring liquidity to all of our unit holders, the Board of Directors intends to compensate the executive officers as long as they are employed by us at the time of the liquidity event (i.e. sale of the company or registration of the company’s units). The executives will have the option of receiving either: (1) a sum equal to the total of their annual salaries divided by the total number of executive officers employed by the company at the time of the action; or (2) 10% of the payment in kind actually distributed to the unit holders divided by the total number of executives officers employed by the company at the time of the action.

If we terminate the employment agreement without cause, we are obligated to pay the executive severance in an amount equal to six (6) months of the executive’s salary unless the executive accepts employment with another Debt Buyer.

We reserve the right to terminate the agreement “for cause” if the executive willfully breaches or habitually neglects the duties that he is required to perform pursuant to the provisions of the agreement, or commits acts of dishonesty, fraud, misrepresentation or other acts of moral turpitude as would prevent the effective performance of his duties. If we terminate the agreement “for cause”, we must pay the executive any compensation due under the agreement, including any unused vacation, prorated through the date of termination, and we shall have the option to purchase the entire ownership interest of the executive, if any, in accordance with the agreement at fair market value as determined by the Board of Directors. The executive officer may terminate the agreement by giving us at least thirty (30) days written notice, which termination will be treated as for cause.

The agreements will not be terminated by any voluntary or involuntary dissolution of Performance Capital Management, LLC resulting from either a merger or consolidation in which Performance Capital Management, LLC is not the consolidated or surviving company, or a transfer of all or substantially all of the assets of Performance Capital Management, LLC. Any rights, benefits and obligations under the agreements are to be assigned to the surviving or resulting company or the transferee of Performance Capital Management, LLC’s assets. In the event any merger, consolidation or transfer of assets results in an executive’s termination, the termination shall be considered without cause.

ITEM 6.  EXHIBITS

An Exhibit Index precedes the exhibits following the signature page and is incorporated herein by reference.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANCE CAPITAL MANAGEMENT, LLC

August 13, 2007	By:	/s/ David J. Caldwell
(Date)		Name: David J. Caldwell
Its: Chief Operations Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
2.1	Joint Chapter 11 Plan of Reorganization Proposed by Chapter 11 Trustee and the Official Committee of Equity Security Holders effective February 4, 2002 (1)

2.2	First Amended Disclosure Statement Describing Joint Chapter 11 Plan Proposed by Chapter 11 Trustee and the Official Committee of Equity Security Holders approved on October 12, 2001 (1)

3.1	Performance Capital Management, LLC Articles of Organization (1)

3.2	Operating Agreement for Performance Capital Management, LLC (1)

3.3	First Amendment to Operating Agreement for Performance Capital Management, LLC (1)

3.4	Second Amendment to Operating Agreement for Performance Capital Management, LLC (2)

3.5	Third Amendment to Operating Agreement for Performance Capital Management, LLC (3)

4.1	Specimen Performance Capital Management, LLC Unit Certificate (1)

4.2	Specimen Performance Capital Management, LLC Economic Interest Unit Certificate (1)

4.3	Provisions in the Operating Agreement for Performance Capital Management, LLC pertaining to the rights of LLC Unit holders (see Exhibits 3.2 and 3.3) (1)

10.1	Office Lease Agreement by and between LBA Realty Fund-Holding Co. II, LLC and Performance Capital Management, LLC dated July 17, 2006 (4)

10.2	Amendment to Master Loan Agreement by and among Matterhorn Financial Services LLC, Performance Capital Management, LLC and Varde Investment Partners, L.P. dated June 1, 2007

10.3	Agreement of Employment by and between Performance Capital Management, LLC and David J. Caldwell dated July 11, 2007

10.4	Agreement of Employment by and between Performance Capital Management, LLC and Darren S. Bard dated July 11, 2007

10.5	Agreement of Employment by and between Performance Capital Management, LLC and William D. Constantino dated July 11, 2007

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 *

* The certifications filed under Exhibit 32.1 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Performance Capital Management, LLC under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that Performance Capital Management, LLC specifically incorporates it by reference.

Index

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

(4) Filed on November 14, 2006 as an exhibit to our report on Form 10-QSB for the period ended September 30, 2006, and incorporated herein by reference.