Form 10QSB
period 2007-09-30
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2007-11-14
CIK 1221170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2007

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
Yes ☐  No ☒

Check whether the issuer has filed documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☒   No ☐

As of November 1, 2007, the issuer had 549,911 LLC Units issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PERFORMANCE CAPITAL MANAGEMENT, LLC

Index to
Quarterly Report on Form 10-QSB
For the Quarter Ended September 30, 2007

Index

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

[MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Performance Capital Management, LLC
Buena Park, California

We have reviewed the accompanying consolidated balance sheet of Performance Capital Management, LLC as of September 30, 2007, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and the consolidated statements of members’ equity and the consolidated statements of cash flows for the nine month periods ended September 30, 2007 and 2006. All information included in these consolidated financial statements is the representation of the management of Performance Capital Management, LLC.

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

/s/ Moore Stephens Wurth Frazer And Torbet, LLP

November 13, 2007
Orange, California

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS

Cash and cash equivalents	$331,386	$689,888
Restricted cash	518,433	491,400
Other receivables	30,141	28,984
Advance on loan portfolio purchase	410,811	-
Purchased loan portfolios, net	3,687,935	5,000,942
Property and equipment, net	389,043	430,119
Deposits	38,090	80,463
Prepaid expenses and other assets	95,950	100,274

Total assets	$5,501,789	$6,822,070

LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:
Accounts payable	$120,648	$165,996
Accrued liabilities	623,316	423,367
Accrued interest	39,380	46,040
Notes payable	3,937,988	4,455,460
Income taxes payable	12,000	27,580
Total liabilities	4,733,332	5,118,443

COMMITMENTS AND CONTINGENCIES	-	-

MEMBERS' EQUITY	768,457	1,703,627

Total liabilities and members' equity	$5,501,789	$6,822,070

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the quarter ended September 30, 2007	For the quarter ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:

Portfolio collection, net	$1,889,294	$1,530,548	$5,498,801	$5,243,651
Portfolio sales, net	-	20,000	14,789	551,728

TOTAL NET REVENUES	1,889,294	1,550,548	5,513,590	5,795,379

OPERATING COSTS AND EXPENSES:
Salaries and benefits	994,094	1,021,897	3,155,046	3,214,974
General and administrative	807,217	695,382	2,312,240	2,205,027
Depreciation	24,954	27,456	74,649	79,934
Total operating costs and expenses	1,826,265	1,744,735	5,541,935	5,499,935

INCOME (LOSS) FROM OPERATIONS	63,029	(194,187)	(28,345)	295,444

OTHER INCOME (EXPENSE):
Interest expense and other financing costs	(160,794)	(219,178)	(448,275)	(629,439)
Interest income	1,066	5,508	9,922	12,101
Other income	17,571	-	28,064	-
Total other expense, net	(142,157)	(213,670)	(410,289)	(617,338)

LOSS BEFORE INCOME TAX PROVISION	(79,128)	(407,857)	(438,634)	(321,894)

INCOME TAX PROVISION	-	2,790	13,600	29,180

NET LOSS	$(79,128)	$(410,647)	$(452,234)	$(351,074)

NET LOSS PER MEMBER UNIT – BASIC AND DILUTED	$(.14)	$(.73)	$(.82)	$(.62)

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

	Member Units	Unreturned Capital	Abandoned Capital	Accumulated Deficit	Total Members' Equity
Balance, December 31, 2005	563,926	$23,979,042	$485,741	$(21,331,102)	$3,133,681

Reinstatement of units to investor	199	11,938	(11,938)		-

Distributions to investors		(498,532)			(498,532)

Net loss				(351,074)	(351,074)

Balance, September 30, 2006 (unaudited)	564,125	23,492,448	473,803	(21,682,176)	2,284,075

Repurchase of units from investors	(13,881)	(574,909)	574,909	(65,935)	(65,935)

Distributions to investors		(164,989)			(164,989)

Net Loss				(349,524)	(349,524)

Balance, December 31, 2006	550,244	22,752,550	1,048,712	(22,097,635)	1,703,627

Reinstatement of units to investor

Distributions to investors		(482,936)			(482,936)

Net Loss				(452,234)	(452,234)

Balance, September 30, 2007 (unaudited)	550,244	$22,269,614	$1,048,712	$(22,549,869)	$768,457

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(452,234)	$(351,074)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	74,649	79,934
(Increase) decrease in assets:
Other receivables	(1,157)	(233,764)
Prepaid expenses and other assets	4,324	7,608
Deposits	42,373	(61,765)
Advance on loan portfolio purchase	(410,811)	-
Loan portfolios	1,313,007	2,159,225
Increase (decrease) in liabilities:
Accounts payable	(45,346)	(11,547)
Accrued liabilities	199,949	75,222
Accrued interest	(6,660)	28,563
Income taxes payable	(15,580)	-
Net cash provided by operating activities	702,514	1,692,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(33,574)	(191,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in restricted cash	(27,033)	(175,478)
Loan proceeds from borrowing	1,396,825	2,379,418
Repayment of loans	(1,914,298)	(3,837,170)
Distributions to investors	(482,936)	(498,532)
Net cash used in financing activities	(1,027,442)	(2,131,762)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(358,502)	(631,149)

CASH AND CASH EQUIVALENTS, beginning of period	689,888	1,810,677

CASH AND CASH EQUIVALENTS, end of period	$331,386	$1,179,528

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$29,180	$29,180

Interest paid	$386,114	$510,314

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Description of Business

Performance Capital Management, LLC (“PCM LLC”) and its wholly-owned subsidiary, Matterhorn Financial Services, LLC (“Matterhorn”) (collectively the “Company”, unless stated otherwise) are engaged in the business of acquiring assets originated by federal and state banks and other sources, for the purpose of generating income and cash flow from managing, collecting, or selling those assets. These assets consist primarily of non-performing credit card loan portfolios and are purchased and sold as portfolios (“portfolios”). Additionally, some of the loan portfolios are assigned to third-party agencies for collection. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

Wholly-owned Subsidiary

In July 2004, the Company completed a credit facility (effective June 10, 2004) with Varde Investment Partners, L.P. (“Varde”), a participant in the debt collection industry, to augment portfolio purchasing capacity using capital provided by Varde. To implement the agreement, PCM LLC created a wholly-owned subsidiary, Matterhorn. The facility provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. Varde is not under any obligation to make a loan to Matterhorn and Varde must agree on the terms for each specific advance under the loan facility. Under the terms of the facility, Varde will receive both interest and a portion of any residual collections on the portfolios acquired with a loan, after repayment of the purchase price (plus interest) to Varde and the Company and payment of servicing fees. Portfolios purchased using the facility will be owned by PCM LLC's subsidiary, Matterhorn. Varde has a first priority security interest in Matterhorn's assets securing repayment of its loans. In June 2007, the Company entered into an amendment to the Master Loan Agreement with Varde. The amendment extends the maturity date for principal and any other accrued but unpaid amounts on each loan from up to two years to up to three years for portfolio purchases using the Varde facility made on or after the effective date of the amendment.

Note 2 - Basis of Presentation

Financial Statement Preparation

The accompanying interim consolidated financial statements have been prepared by the Company, without audit, in accordance with the rules and regulations promulgated by the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The results for the nine months ending September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

Management reviewed these requirements and determined that fresh start accounting was not applicable because assets exceeded liabilities prior to confirmation of the Reorganization Plan and existing limited partners retained a majority interest in the successor entity.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, “Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently analyzing the effects of the new standard and its potential impact on its financial statements, if any.

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company is currently analyzing the effects of the new standard and its potential impact on its financial statements, if any.

Cash and Cash Equivalents

The Company defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $600,000 as of September 30, 2007. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2007, management expects these assets to be fully recoverable.

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

Revenue Recognition

The Company accounts for its investment in purchased loan portfolios utilizing either the interest method or the cost recovery method with the provisions of the American Institute of Certified Public Accountant’s (AICPA) Statement of Position 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-03”). Purchased loan portfolios consisted primarily of non-performing credit card accounts. Based on a study conducted by an independent consultant in the first half of 2007, the revenue recognition method used by the Company has changed to include the interest method for the majority of portfolios purchased after December 31, 2006. The study determined that the Company could reasonably estimate cash flows on most loan portfolios it purchases.  However, if the estimated future cash flows cannot be reasonably estimated for a particular portfolio, the Company will use the cost recovery method. Application of the cost recovery method requires that any amounts received be applied first against the recorded amount of the portfolios; when that amount has been reduced to zero, any additional amounts received are recognized as net revenue. Acquired portfolios are initially recorded at their respective costs, and no accretable yield is recorded on the accompanying consolidated balance sheets.

Accretable yield represents the amount of income the Company expects to generate over the remaining life of its existing investment in loan portfolios based on estimated future cash flows. Total accretable yield is the difference between future estimated collections and the current carrying value of a portfolio. All estimated cash flows on portfolios where the cost basis has been fully recovered are classified as zero basis cash flows.

Commencing with portfolios acquired on or after January 1, 2007, in accordance with the provisions of AICPA Statement of Position 03-03, “Accounting for Certain Debt Securities in a Transfer” (“SOP 03-03”), discrete loan portfolio purchases during a quarter, with the exception of those portfolios where the Company will continue to use the cost recovery method, are aggregated into pools based on common risk characteristics. The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for purposes of recognizing revenue from loan portfolios, applying collections to the cost basis of loan portfolios, and providing for loss or impairment.

Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual loan balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual loan balance. As a result, loan portfolios are recorded at cost at the time of acquisition. This change in accounting method to the interest method is being reflected for the first time in the report on Form 10-QSB for the period ended September 30, 2007.

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

The interest method applies an effective interest rate, or internal rate of return (“IRR”), to the cost basis of the pool, which is to remain unchanged throughout the life of the pool unless there is an increase in subsequent expected cash flows and is used for almost all loan portfolios purchased after December 31, 2006. The Company purchases loan portfolios usually in the late stages of the post charged off collection cycle. The Company can therefore, based on common characteristics, aggregate most purchases in a quarter into a common pool. Each static pool retains its own identity. Revenue from purchased loan portfolios is accrued based on each pool’s effective interest rate applied to each pool’s adjusted cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments.

Collections on each static pool are allocated to revenue and principal reduction based on the estimated IRR, which is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. Based on historical cash collections, each pool is given an expected life of 60 months. The actual life of each pool may vary, but will generally amortize in approximately 60 months, with some pools amortizing sooner and some amortizing later.  Monthly cash flows greater than the recognized revenue will reduce the carrying value of each static pool and monthly cash flows lower than the recognized revenue will increase the carrying value of the static pool. Each pool is reviewed at least quarterly and compared to historical trends to determine whether each static pool is performing as expected. This comparison is used to determine future estimated cash flows. Subsequent increases in cash flows expected to be collected are generally recognized prospectively through an upward adjustment of the pool’s effective IRR over its remaining life. Subsequent decreases in expected cash flows do not change the effective IRR, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statements of operations as a reduction in revenue with a corresponding valuation allowance offsetting the investment in purchased loan portfolios in the consolidated financial statements. If the cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

The cost recovery method prescribed by SOP 03-3 is used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio.

Prior to January 1, 2007, revenue from all portfolios was accounted for using the cost recovery method of accounting in accordance with SOP 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” and prior to January 1, 2005, the Company accounted for its investment in purchased loan portfolios using the cost recovery method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans”. For the Company’s acquired portfolios prior to January 1, 2007, the cost recovery method of accounting was and continues to be used.  Under the cost recovery method, cash receipts relating to individual loan portfolios are applied first to recover the cost of the portfolios, prior to recognizing any revenue. Cash receipts in excess of the cost of the purchased loan portfolios are then recognized as net revenue.

The Company provides a valuation allowance for an acquired loan portfolio when the present value of expected future cash flows does not exceed the carrying value of the portfolio. Over the life of the portfolio, the Company’s management will continue to review the carrying values of each loan for impairment. If net present value of expected future cash flows falls below the carrying value of the related portfolio, the valuation allowance is adjusted accordingly.

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

Members’ Equity

Members’ equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of September 30, 2007, PCM LLC had 526,522 voting LLC units and 23,722 non-voting LLC units.

Retired or abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC’s plan of reorganization to eliminate the interests of PCM LLC members that PCM LLC has not been able to locate. In the first quarter of 2006, 199 LLC units of previously cancelled LLC units were reinstated due to a beneficiary heir establishing ownership. In December 2006, 13,881 LLC units, which were purchased for approximately $66,000, were retired in connection with the Company’s odd lot buy back program conducted in December 2006 (discussed in further detail in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006).

Reclassifications

Certain amounts in the prior periods have been reclassified to conform to the current period financial statement presentation. Certain adjustments have been made to numbers for the quarter ended September 30, 2007, to reflect the adoption of the interest method of accounting for portfolio revenue (see Revenue Recognition above in this Note 3). These adjustments were necessary to prepare the consolidated statement of operations for the period ended September 30, 2007.

Note 4 – Fair Value of Financial Instruments

The Company refers to the discounted present value of the actual amount of money that it believes a portfolio will ultimately produce as the "fair value"of the portfolio. The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of September 30, 2007 and December 31, 2006 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate their fair values. The total and retained fair values of purchased loan portfolios were determined based on both market pricing and discounted expected cash flows. The total fair value of the Company’s portfolios includes fair value attributable to the residual interests of third parties in collections once all funds (including funds invested by the Company) invested in a portfolio have been repaid (with interest) and all servicing fees have been paid.  The retained fair value of the Company’s portfolios excludes fair value attributable to these residual interests. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at September 30, 2007 and December 31, 2006 was 20%. The estimated total fair value of loan portfolios was $19.0 million and $22.0 million at September 30, 2007, and December 31, 2006, respectively, and the estimated retained fair value of loan portfolios was $18.5 million and $21.3 million at September 30, 2007, and December 31, 2006, respectively.

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Purchased Loan Portfolios

The Company acquires portfolios of non-performing credit card loans from federal and state banks and other sources.  These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at September 30, 2007 and December 31, 2006 totaled approximately $825 million and $800 million, respectively.

The Company initially records acquired loans at cost.  To the extent that the cost of a particular loan portfolio exceeds the net present value of estimated future cash flows expected to be collected, a valuation allowance is recognized in the amount of such impairment.

The carrying amount of loans included in the accompanying consolidated balance sheets is as follows:

	As of Sept. 30, 2007	As of Dec. 31, 2006

Unrecovered cost balance, beginning of period	$5,059,283	$8,505,065
Valuation allowance, beginning of period	(58,341)	(58,341)
Net balance, beginning of period	5,000,942	8,446,724
Net portfolio activity	(1,313,007)	(3,445,782)
Net balance, end of period	$3,687,935	$5,000,942

Purchases by Quarter

The following table summarizes portfolio purchases the Company made by quarter during the nine months ended September 30, 2007, that were accounted for using the interest method, and the respective purchase prices (in thousands):

	For the quarter ended September 30, 2007	For the nine months ended September 30, 2007

Fair Value Date of Purchase	$165	$2,567

Forward Flow Allocation	$216	$3,158

Changes in Investment in Purchased Loan Portfolios

The Company utilizes the interest method for loan portfolios purchased after December 31, 2006.  Revenue related to the Company’s investment in purchased loan portfolios consists of two components: (i) revenue from those loan portfolios purchased in 2007 that have a remaining book value and are accounted for on an accrual basis under the interest method (“Accrual Basis Portfolios”); and (ii) revenue from those portfolios that have no remaining cost basis that are accounted for under the cost recovery method of accounting for which every dollar of gross collections is recorded as zero basis revenue.

The effect of changing to the interest method was to decrease net loss by a net amount of $355,637 and $455,257 for the three and nine months ended September 30, 2007, respectively. The effect of the change on earnings per LLC Unit was to reduce the loss per LLC Unit by $0.65 and $0.83 for the three and nine months ended September 30, 2007, respectively.

Prior to January 1, 2007, the Company was not reasonably able to estimate the amount and timing of future cash collections on a pool of loan portfolios. All portfolios were accounted for using the cost recovery method (“Cost Recovery Portfolios”). Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. As of September 30, 2007, the Company had $3.7 million in investment in purchased loan portfolios, of which $2.4 million is accounted for using the interest method.   As of September 30, 2007, the portfolios accounted for using the cost recovery method consisted of $1.3 million in net book value of investment in loan portfolios and represented all of the portfolios acquired prior to January 1, 2007.

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Purchased Loan Portfolios (continued)

The following table summarizes the changes in the balance of the investment in loan portfolios:

	Quarter Ended Sept. 30, 2007	Quarter Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2007	Nine Months Ended Sept. 30, 2006
Balance, beginning of period	$4,526,210	$7,611,599	$5,000,942	$8,446,724
Purchased loan portfolios, net	164,461	367,388	2,567,400	4,057,131
Collections on loan portfolios	(2,751,537)	(3,222,036)	(9,063,594)	(10,459,125)
Sales of loan portfolios	(1,211)	(20,000)	(155,824)	(1,552,610)
Revenue recognized on collections	1,889,294	1,530,548	5,498,801	5,243,651
Revenue recognized on sales	-	20,000	14,789	551,728
Cash collection applied to principal	(139,282)	-	(174,579)	-
Balance, end of period	$3,687,935	$6,287,499	$3,687,935	$6,287,499

Projected  Amortization of Portfolios

As of September 30, 2007, the Company had approximately $3.7 million in investment in purchased loan portfolios, of which  approximately $2.4 million is accounted for using the interest method.   This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in purchased loan portfolios under the interest method is as follows:

For the Years Ended December 31,		Amortization
2007	(a)	$184,471

2008		$770,042

2009		$381,617

2010		$361,147

2011		$421,970

2012		$263,066

		$2,382,313

(a)	2007 amount consists of three months of data from October 1, 2007 to December 31, 2007.

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Purchased Loan Portfolios (continued)

Accretable Yield

Accretable yield represents the amount of income recognized on purchased loan portfolios under the interest method that the Company can expect to generate over the remaining life of its existing pools of portfolios based on estimated future cash flows as of  September 30, 2007.  Changes in accretable yield for the three and nine months ended September 30, 2007 were as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Balance at the be beginning of the period	$2,720,033	$-
Income recognized on portfolios, net	(355,637)	(455,257)
Additions	539,926	3,359,579
Balance at the end of the period	$2,904,322	$2,904,322

Note 6 - Other Receivables

Other receivables consist of collections on portfolios received by third party collection agencies, a tax refund receivable and a portfolio purchase settlement.

Note 7 - Property and Equipment

Property and equipment is as follows:

	As of Sept. 30, 2007	As of Dec. 31, 2006
Office furniture and equipment	$432,139	$427,897
Computer equipment	659,491	630,159
Leasehold improvements	113,502	113,502
Totals	1,205,132	1,171,558
Less accumulated depreciation	816,089	741,439
Property and equipment, net	$389,043	$430,119

Depreciation expense for the three months ended September 30, 2007 and 2006 amounted to approximately $25,000 and $27,000, respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 amounted to approximately $75,000 and $80,000, respectively.

Note 8 – Notes Payable

During 2004, the Company entered into an agreement for a credit facility with Varde that provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. In June 2007, the Company entered into an amendment to its agreement with Varde, which extended the maturity date for principal and any other accrued but unpaid amounts on each loan from up to two years to up to three years for portfolio purchases using the Varde facility made on or after the effective date of the amendment. PCM LLC’s wholly-owned subsidiary Matterhorn owed approximately $3.9 million and $4.5 million at September 30, 2007, and December 31, 2006, respectively, under the facility in connection with its purchase of certain charged-off loan portfolios. The total amount borrowed was approximately $14.0 million at September 30, 2007 and $12.6 million at December 31, 2006. Each advance has minimum payment threshold points. Each advance has a term of up to three years and bears interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from December 2007 to June 2010, with the approximate following principal payments due:

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8 – Notes Payable (continued)

Year ending September 30,
2008	$3,089,000
2009	$432,000
2010	$417,000

Once all funds (including funds invested by the Company) invested in a portfolio financed by Varde have been repaid with interest and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by the Company are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. Varde has a first priority security interest in all the assets of Matterhorn, securing repayment of its loans and payment of its residual interest. PCM LLC, Matterhorn’s parent operating company, has guarantied certain of Matterhorn's operational obligations under the loan documents. The amount of remaining available credit under the facility was approximately $11.0 million at September 30, 2007 and $12.4 at December 31, 2006. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of approximately $2.5 million at September 30, 2007.

Under the loan agreement with Varde, the Company was required to pay the balance of one of its loans in full by the due date of April 28, 2007. The balance outstanding of the loan on that date was approximately $702,000. The balance outstanding of the loan at September 30, 2007 was $466,000. The portfolio continues to generate revenue through collections but at a slower rate than forecasted. In May 2007, Varde gave the Company an extension and a limited forbearance from any action until July 31, 2007. After further discussions with Varde regarding the timing of the payment, in July 2007, the Company obtained another extension and limited forbearance from any action until December 31, 2007.

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

The base rent will increase on a yearly basis throughout the term. Future minimum lease commitments under the Buena Park lease for the twelve months ended September 30, will be:

Year ending Sept 30	Approximate Annual Lease Commitments
2008	$ 345,000
2009	$ 346,000
2010	$ 355,000
2011	$ 355,000
2012	$ 360,000
Thereafter	$ 515,000

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

The building lease contains provisions for incentive payments, future rent increases, or periods in which rent payments are reduced. As the Company recognizes rent expense on a straight-line basis, the difference between the amount paid and the amount charged to rent expense is recorded as a liability. The amount of deferred rent liability at September 30, 2007 was $229,000.

Rental expense for the three months ended September 30, 2007 and September 30, 2006, amounted to approximately $80,000 and $84,000, respectively.  Rental expense for the nine months ended September 30, 2007 and September 30, 2006, amounted to approximately $240,000 and $252,000, respectively.   PCM LLC is obligated under two five-year equipment leases, one expiring in 2009 with minimum payments of $4,800 per year and the other lease expiring in 2011 with minimum payments of $3,900 per year.

Note 10 - Earnings Per Member Unit

Basic and diluted earnings per member unit are calculated based on the weighted average number of member units issued and outstanding, 550,244 for the quarter ended September 30, 2007 and 564,125 for the quarter ended September 30, 2006.

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

Note 12 – Subsequent Event

PCM LLC did not experience the level of cash reserves that it expected during the nine months ended September 30, 2007, largely due to a decrease in collection revenues and continued expenditures to purchase new portfolios. In order to conserve working capital necessary to run the business, PCM LLC’s Board of Directors decided at its October 2007 meeting to forego third quarter PCM LLC unit holder distributions, which would normally have occurred in October.

At the October 2007 meeting of the Board of Directors of PCM LLC, the Board approved three changes to LLC unit ownership effective October 1, 2007. The changes were as follows. First, a total of 548 LLC units were voluntarily forfeited and returned to the Company by eight unit holders and were subsequently canceled. Second, 199 LLC units of previously canceled LLC units were reinstated due to a beneficiary heir establishing ownership. These 199 LLC units had previously been canceled in accordance with PCM LLC's Chapter 11 Bankruptcy Reorganization Plan, which provides a method to eliminate the interests of PCM LLC members that PCM LLC has not been able to locate for a period of time.  Finally, 16 LLC units that were previously reported in the Company’s buyback program that took place in December 2006 were reinstated to correct an ownership discrepancy. The aggregate effect of the changes is a decrease in the number of LLC units outstanding from 550,244 to 549,911.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report and with the financial information contained in our report on Form 10-KSB for the year ended December 31, 2006. The Form 10-KSB contains a general description of our industry and a discussion of recent trends affecting the industry.

OVERVIEW

We acquire assets originated by federal and state banking and savings institutions, loan agencies, and other sources, for the purpose of generating income and cash flow from collecting or selling those assets. Typically, these assets consist of charged-off credit card contracts. These assets are typically purchased and sold as portfolios. We purchase portfolios using our own cash resources and funds borrowed from a third party. In January 2007, we started a third-party collection program to engage in the collection of debt on behalf of other parties, whereby we earn fees contingent upon the amount we collect. We will enter into third-party collection arrangements that we believe will increase our collection efficiency.  Third party collection revenues have been minimal during the nine months ended September 30, 2007.

Before purchasing a portfolio, we conduct due diligence to assess the value of the portfolio. We try to purchase portfolios at a substantial discount to the actual amount of money that they will ultimately produce, so that we can recover the cost we pay for portfolios, repay funds borrowed to purchase portfolios, pay our collection and operating costs and still have a profit. We believe that market conditions currently make it difficult, although not impossible, to purchase portfolios at prices that will permit us to accomplish these objectives. We record our portfolios at cost based on the purchase price. We reduce the cost bases of our portfolios on a portfolio-by-portfolio basis: (i) based on collections under the cost recovery revenue recognition method; and (ii) by amortizing over the life expectancy of the portfolio under the interest revenue recognition method, which we will be using for the majority of our loan portfolios purchased in 2007 and thereafter. The cost basis of a portfolio is also reduced by sales of a portion or all of the portfolio and by impairment of the net realizable value of the portfolio.

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

Index

We earn revenues from collecting our portfolios and from selling our portfolios or portions of our portfolios. Under the cost recovery method, we recognize gross revenue when we collect an account and when we sell a portfolio or a portion of it. Under the interest method of accounting, portfolio collection revenue is accrued based on each pool’s effective interest rate applied to the pool’s adjusted cost basis.  The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments.

On our statement of operations, when using the cost recovery method, we reduce our total revenues by the cost basis recovery of our portfolios to arrive at net revenue. For collections revenue, we reduce the cost basis of the portfolio dollar-for-dollar until we have completely recovered the cost basis of the portfolio. Alternatively, the interest method applies an effective interest rate, or internal rate of return (“IRR”), to the cost basis of the pool, which is to remain unchanged throughout the life of the pool unless there is an increase in subsequent expected cash flows. The interest method of accounting will be used for most loan portfolios purchased after December 31, 2006. When we sell all or a portion of a portfolio, to the extent of remaining cost basis for the portfolio, we reduce the cost basis of the portfolio by a percentage of  the original portfolio cost.

For those portfolios where we are using the cost recovery method of accounting, our net revenues from portfolio collections may vary from quarter to quarter because the number and magnitude of portfolios where we are still recovering costs may vary, and because the return rates of portfolios whose costs we have already recovered in full may vary. Similarly, our net revenues from portfolio sales may vary from quarter to quarter depending on the number and magnitude of portfolios (or portions) we decide to sell and the market values of the sold portfolios (or portions) relative to their cost bases.

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

In general, we expect increases in the cost basis of our portfolios presented on our balance sheet to accompany increases in portfolio fair value. For those portfolios where we are using the cost recovery method, the magnitude and timing of our collections could cause cost basis to decline in some quarters when fair value actually increases as a result of “front-loading” our cost basis recovery instead of matching portfolio cost basis recovery to revenue on a proportionate basis over the life of the portfolio. Our purchasing patterns could reinforce this divergence. A decrease in the magnitude of new portfolio acquisitions (i.e., failing to reinvest all of cash collections representing cost basis recovery) may still result in a fair value increase because new portfolios generally have a fair value that exceeds their purchase price.  This effect is being mitigated to some extent by the Company’s switch to the interest method of accounting for most loan portfolios purchased after December 31, 2006.

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

Our statement of operations has generally reported proportionately low net revenues in periods that have substantial collections of recently purchased portfolios, due to the “front-loaded” cost basis recovery associated with new portfolios. As a result, during times of rapid growth in our portfolio purchases (and probably for several quarters thereafter), our statement of operations has shown a net loss. As purchases slow and more collections come from older portfolios whose cost bases have been completely recovered, and with the implementation of the interest method of accounting, our statement of operations is expected to begin reporting net income, assuming our portfolios perform over time as anticipated and we collect them in an efficient manner. The switch to the interest method of accounting as of January 1, 2007 contributes to a decrease in the front-loading effect by amortizing the portfolio loan costs over the expected life of the loan portfolio.  For the foreseeable future, we intend to continue seeking new large dollar-volume portfolio purchases using our loan facility with Varde Investment Partners, L.P. (“Varde”).

Index

Our operating costs and expenses consist principally of salaries and benefits and general and administrative expenses.  Fluctuations in our salaries and benefits correspond roughly to fluctuations in our headcount. Our general and administrative expenses include non-salaried collection costs, legal collections costs and telephone, rent and professional expenses. Fluctuations in telephone and collection costs generally correspond to the volume of accounts we are attempting to collect. Professional expenses tend to vary based on specific issues we must resolve.

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

CRITICAL ACCOUNTING ESTIMATES

We present investments in portfolios on our consolidated balance sheet at the lower of cost, market, or estimated net realizable value. As discussed above, we reduce the cost basis of a portfolio on a proportionate basis when we sell a portion of the portfolio, and we treat amounts collected on a portfolio as a reduction to the carrying basis of the portfolio (i) on an individual portfolio basis using the cost recovery method and (ii) over the life of the pool using the interest method. When we present financial statements, we assess the estimated net realizable value of our portfolios or pools each quarter on a portfolio-by-portfolio basis under the cost recovery method or on a pooling basis under the interest method, and we reduce the value of any portfolio or pool that has suffered impairment because its cost basis exceeds its estimated net realizable value. Estimated net realizable value represents management’s estimates, based upon present plans and intentions, of the discounted present value of future collections. We must make assumptions to determine estimated net realizable value, the most significant of which are the magnitude and timing of future collections and the discount rate used to determine present value. Unlike a pool under the interest method, once we write down a particular portfolio under the cost recovery method we do not increase it in subsequent periods if our plans and intentions or our assumptions change.

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

Under the cost recovery method, when we collect an account in a portfolio, we reduce the cost basis of the portfolio dollar-for-dollar until we have completely recovered the cost basis of the portfolio. We believe this method of accounting for the amortization of the purchase price of our portfolios is conservative and minimizes the effect of estimation on our results of operations. This policy has the effect of “front-loading” expenses, however, and may result in a portfolio initially showing no net revenue for a period of time and then showing only net revenue once we have recovered its entire cost basis.

We recently retained an outside consultant to conduct a study to determine whether we should continue using the cost recovery method of accounting for all of our portfolios or switch to a method that matches portfolio cost basis to revenue over the projected life of the portfolio. The accounting method used depends largely upon a determination of our ability to accurately project the timing and amount of collections for portfolios we acquire. The consultant found that we are capable of determining the amount of revenue a portfolio is expected to generate over its life for portfolios that we have sufficient historical data and experience to accurately estimate future cash flows. As a result of this finding and further analysis by our Audit Committee members and management, our Audit Committee recommended to the Board of Directors, which approved, the adoption of the interest method of accounting to be applied to the majority of portfolios purchased after December 31, 2006.  For those portfolios purchased on or before December 31, 2006, and for portfolios purchased after that date where we do not have sufficient historical data and experience to accurately estimate the timing of collections revenue over its life, we will use the cost recovery method.

Index

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

OPERATING RESULTS

Comparison of Results for the Quarters Ended September 30, 2007 and 2006

The following discussion compares our results for the three months ended September 30, 2007, to the three months ended September 30, 2006. We had a net loss of $79,000 for the three months ended September 30, 2007, as compared to a net loss of $411,000 for the three months ended September 30, 2006.

Revenue

Our total net revenues increased by $339,000 to $1.9 million in the quarter ended September 30, 2007, from $1.6 million in the quarter ended September 30, 2006. Portfolio collections provided 100.0% of our total net revenues in the quarter ended September 30, 2007 and 98.7% of our total net revenues in the quarter ended September 30, 2006. The increase in net revenues is due, in part, to the effect of using the interest method of accounting to recognize revenue from portfolio purchases made after December 31, 2006.  The interest method increased third quarter 2007 net collection revenues by $356,000. This is because, unlike the cost recovery method which requires the portfolio cost to be recovered before revenue can be recognized, the interest method recognizes revenue and spreads the portfolio cost over the life of the portfolio on an amortized basis. The net revenue from collections for the third quarter of 2006 on the other hand was reported using the cost recovery method of accounting.  If the cost recovery method was used for all net portfolio collection revenue during the nine months ended September, 30 2007, the net portfolio collection revenue would be approximately the same for the third quarter of 2007 as it was for the third quarter 2006.

During 2006, we saw our total revenue from collections increase as we began to exploit the purchases we made in 2005 and 2006. We expect our total net collection revenue to be higher in 2007 than it was in 2006, which is consistent with the change in our revenue recognition method to the interest method for portfolios purchased after December 31, 2006.

We acquired $4.2 million of new portfolios during the year ended December 31, 2006, and $2.6 million of new portfolios during the nine months ended September 30, 2007, $2.0 million of which was purchased in the latter part of the second quarter of 2007. During 2005, we acquired $11.5 million of new portfolios ($11.0 million after adjusting for a January 2006 sale of a $461,000 portion of a portfolio purchased in December 2005). The decline is due principally to the current market conditions for portfolios, which continues to make purchasing portfolios at a reasonable price difficult.

Index

During the fourth quarter of 2005 and the first quarter of 2006, analysts and participants in the debt-buying industry began to speculate whether charged-off debt is overpriced. The March 2006 issue of Kaulkin Ginsberg’s Global Debt Buying Report reports that prices in the debt buying market doubled over the two years between 2003 and 2005. The February 2006 issue of Collections and Credit Risk focused on the influx of $350 million to $400 million of public and private capital the industry has seen since November 2002 - and the demands of that capital to be deployed to earn returns - as a primary cause of price increases. The article does not predict imminent price decreases, however, suggesting instead that capital will not exit the industry (and relieve price pressures) until debt buyers and collectors begin to report unfavorable operating results. We are beginning to see prices in the secondary market stabilize, but expect overall market conditions to remain the same in the fourth quarter of 2007. If we are unable to acquire new portfolios that meet our criteria for generating net income, our collection revenue will continue to decline.

There were no portfolio sales during the quarter ended September 30, 2007 compared to $20,000 in net portfolio sales revenue during the quarter ended September 30, 2006. We may engage in further sales if we identify portfolios or portions of portfolios that are not performing to our expectations and we believe market conditions are acceptable. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but do not expect to generate substantial net revenues from these sales.

Operating Expenses

Our total operating costs and expenses were at $1.8 million for the three months ended September 30, 2007 as compared to $1.7 million for the three months ended September 30, 2006 and our total collections are at $2.8 million for the three months ended September 30, 2007, as compared to $3.2 million for the three months ended September 30, 2006. Our ratio of operating costs and expenses to total collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, increased to 66.4% for the quarter ended September 30, 2007, from 54.2% for the quarter ended September 30, 2006. The decline in collection efficiency is the result of a decrease in collection revenues and a corresponding increase in operating costs and expenses, primarily due to an increase in legal collections costs, which requires significant front end expenses with the anticipated payout coming at a later date.

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

Our general and administration expenses increased by $112,000 to $807,000 for the quarter ended September 30, 2007, from $695,000 for the quarter ended September 30, 2006. This was due to a large extent on the costs resulting from the increased use of legal collections, which increased by $142,000 to $176,000 in the three months ended September 30, 2007, from $34,000 in the three months ended September 30, 2006. Our salaries and benefits expenses remained stable at $1.0 million for the quarters ended September 30, 2007 and September 30, 2006.

We continue to manage our existing infrastructure in order to maximize efficiencies. Our headcount of floor collectors, including supervisors, was 55 at September 30, 2007, as compared to 66 at September 30, 2006. The decrease was due primarily to our efforts to: (i) keep our collections infrastructure in line with our portfolio acquisitions; (ii) focus collections on those portfolios or portions of portfolios that we believe will generate the most revenue in the near term; and (iii) significantly increase our legal collections using internal staff and third party law firms.  We do not anticipate needing to add personnel in connection with the increased use of legal collections since most of those collection efforts are performed by third parties.  In addition, we are working to improve the significant employee turnover we have experienced among our collectors in an effort to reduce expenses associated with recruitment and training.

Index

Comparison of Results for the Nine Months Ended September 30, 2007 and 2006

The following discussion compares our results for the nine months ended September 30, 2007, to the nine months ended September 30, 2006. We had a net loss of $452,000 for the nine months ended September 30, 2007, compared to a net loss of $351,000 for the nine months ended September 30, 2006.

Revenue

Our total net revenues decreased by $282,000 to $5.5 million for the nine months ended September 30, 2007, from $5.8 million for the nine months ended September 30, 2006. This was largely due to a decrease in net revenue from portfolio sales in 2007, which resulted in $15,000 of net revenue, as compared to 2006, which resulted in $552,000 of net revenue, a decrease of $537,000. As a result, net portfolio collections provided 99.7% of our total net revenues for the nine months ended September 30, 2007 and 90.5% of our total net revenues for the nine months ended September 30, 2006.

We expect our total net collection revenue to be higher in 2007 than it was in 2006, which is consistent with the change in our revenue recognition method to the interest method for portfolios purchased after December 31, 2006. Our net revenues from portfolio collections increased by $255,000 to $5.5 million for the nine months ended September 30, 2007, from $5.2 million for the nine months ended September 30, 2006. The increase in net collections revenue was due in part to use of the interest method to account for revenues from portfolio purchases made after December 31, 2006.  The interest method increased the 2007 net collection revenues for the first nine months by $455,000.  This is because, unlike the cost recovery method which requires the portfolio cost to be recovered before revenue can be recognized, the interest method recognizes revenue and spreads the portfolio cost over the life of the portfolio on an amortized basis. The net revenue from collections for the first three quarters of 2006 was reported using the cost recovery method.  If the cost recovery method was used for all net collection revenue during the nine months ended September 30, 2007, the net portfolio collection revenue would be approximately $455,000 less for the first nine months of 2007 as compared to the first nine months of 2006.

During 2006, we saw our total revenue from collections increase as we began to exploit the purchases we made in 2005 and 2006.  In 2005, we acquired $11.5 million of new portfolios ($11.0 million after adjusting for a January 2006 sale of a $461,000 portion of a portfolio purchased in December 2005).  In June 2007, we purchased $2.0 million of new portfolios, resulting in total portfolio purchases in nine months ended September 30, 2007 of $2.6 million as compared to $4.1 million of portfolio purchases in the nine months ended September 30, 2006. We have seen our gross collections from portfolios decrease as we begin to experience the effects of fewer portfolio purchases.  We do not expect our gross collections from portfolios in 2007 to be as large as our 2006 portfolio collection revenue.

In an effort to increase the accounts we service to maximize use of our collection infrastructure, we started a program in the first half of 2007 to collect debt owned by others. In January 2007, we entered into a third-party collection arrangement and began collecting on portfolios owned by another party. Third-party debt collection arrangements are generally commission-based with the objective of earning fees in excess of the costs to collect. We will enter into third-party collection arrangements that we believe will generate enough income in fees to result in net returns. We generated additional net revenue of $106,000 from third-party collections arrangements during the nine months ended September 30, 2007.  We do not yet know how effective this program will be at supplementing the revenue we generate from portfolio collections. Our success is largely dependent upon the volume of such arrangements we secure and the quality and types of debt we service for third parties. If the portfolios have been heavily worked or we are not experienced at collecting the type of accounts being serviced, we may not generate income from such third party collections in excess of our costs of collection. In addition to acquiring our own portfolios and acting as a third-party collection agency, we are implementing other collection strategies in an effort to increase our revenues and collection efficiency, such as expanding use of the legal process to collect specific accounts determined to be suitable for such an approach and improving the accuracy and currency of debtor contact information contained in our databases.

We have substantially increased our legal collections efforts in the first three quarters of 2007 as we seek to generate revenue from accounts we believe might otherwise not be collectible. We initiate collection lawsuits on our own behalf, thereby internalizing the costs of such collections. We also utilize our network of third party law firms on a commission basis in cases where we determine that it is financially or strategically prudent. Legal collections tend to have longer time horizons but are expected to contribute to an increase in returns over two to five years. The method used to select accounts for legal collections is a critical component of a successful legal collections program. If accounts are accurately selected, overall collection efficiency should increase. We do not have a set policy regarding when to initiate legal process; we exercise our judgment based on a variety of factors to determine when we believe using legal process is appropriate. With all of our collections efforts, we are keenly aware that claims based on the Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in lawsuits, including class action lawsuits, which could be material to the Company due to the remedies available under these statutes, including punitive damages. No such lawsuits have been filed against the Company.

Index

Our net revenues from portfolio sales are showing significant decreases in 2007 as compared to 2006 and 2005. As part of our program to emphasize efforts to continue to collect and realize a reasonable return on our portfolios, in 2006 we identified one larger portfolio that was not performing to our expectations. We sold this portfolio for $1.1 million with Varde’s consent in the first quarter of 2006 on terms we considered acceptable. We also sold a $461,000 portion of a portfolio purchased in December 2005. Our overall net income of $264,000 in the quarter ended March 31, 2006 was essentially due to the net revenues we derived from these portfolio sales. We have had no similar sales in 2007. We may engage in further sales if we identify portfolios that are not performing to our expectations and we believe market conditions are acceptable. We continue collection efforts for certain accounts in portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but we do not expect to generate substantial net revenues from these sales.

Net revenues from portfolio sales of $15,000 for the nine months ended September 30, 2007, as compared to $552,000 for the nine months ended September 30, 2006, a $537,000 decrease, was primarily responsible for increasing our net loss to $452,000 for the nine months ended September 30, 2007, from a net loss of $351,000 for the nine months ended September 30, 2006.  If we exclude the effect of portfolio sales, our net loss for the nine months ended September 30, 2006, increased to $903,000, and our net loss for the nine months ended September 30, 2007, increased to $467,000.  Our net loss, excluding the effect of portfolio sales, decreased period-to-period due to the effect of changing to the interest method for income recognition for portfolios purchased after December 31, 2006, which resulted in an increase in portfolio collection revenue of $455,000.  If our purchasing patterns continue to be slow, however, we believe our collection activity may eventually show net income for those portfolios where we use the cost recovery method due to front-loaded cost basis recovery and these older portfolios becoming fully recovered.

Operating Expenses

Our total operating costs and expenses remained relatively constant at $5.5 million at September 30, 2007 and September 30, 2006, while our total collections decreased to $9.0 million in the nine months ended September 30, 2007, from $10.5 million in the nine months ended September 30, 2006, a $1.4 million decline. Our ratio of operating costs and expenses to total collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, increased to 61.1% for the nine months ended September 30, 2007, from 52.6% for the nine months ended September 30, 2006. The decline in collection efficiency is the result of a decrease in collection revenues without a corresponding decrease in operating costs and expenses, primarily due to an increase in legal collections costs, which requires significant front end expenses with the anticipated payout coming at a later date. The total operating costs and expenses do not include the effects of interest expense and other financing costs, which decreased from $629,000 for the nine months ended September 30, 2006 to $448,000 for the same period in 2007. If interest and other financing costs are added to total operating costs and expenses for the nine months ended September 30, 2007, the total operating and interest and finance expenses was $6.0 million compared to total operating and interest and finance expenses of $6.1 million for  the nine months ended September 30, 2006.  We were not successful in executing our plan to continue increasing total revenues (while holding infrastructure costs down) and reducing variable costs required to collect each dollar of revenue. Our primary obstacle has been the inability to obtain sufficient portfolios at reasonable prices, which has caused a decrease in portfolio collections.  We believe that our agreement with Varde has played, and will continue to play, a significant role in enabling us to purchase additional portfolios and thereby increase the volume of accounts we have available to collect. Any portfolio purchases, whether using the Varde facility or our own funds, depends largely upon the availability of reasonably priced portfolios.

Index

Our interest expense and other financing costs decreased to $448,000 for the nine months ended September 30, 2007, from $629,000 for the nine months ended September 30, 2006. This corresponds with the decrease in the amount of loans payable to Varde.  This trend was offset somewhat by the purchases we made in June 2007. In order to maintain the working capital necessary to run our operations, we will continue to strive to maintain a careful balance between portfolios we purchase using our own cash (where collection revenues are immediately available to us in full) and portfolios we purchase using the Varde credit facility (where we must immediately apply a substantial portion of collections to debt service). These efforts have been somewhat hampered recently due to our lower cash reserves and higher portfolio prices, which has resulted in the continued use of the Varde facility to compete effectively for portfolios and a corresponding decrease in the percentage of our own funds used to purchase the portfolios. We expect these circumstances to proportionately increase our interest and other financing costs over time.

Our salaries and benefits expenses remained relatively constant at $3.1 million for the first three quarters of 2007 and $3.2 million for the first three quarters of 2006. Our general and administrative expenses were comparable at $2.3 million for the nine months ended September 30, 2007 and $2.2 million for the nine months ended September 30, 2006, respectively.  Our legal collections expenses increased by over $239,000 for the nine months ended September 30, 2007, as compared to the same period in 2006 and were included in our general and administrative expenses.  This increase was due to an increased emphasis on our legal collections, which results in considerable front end expenses.  In June 2007, we were able to purchase $2.0 million of portfolios, resulting in total portfolio purchases during the nine months ended September 30, 2007 of $2.6 million as compared to $4.1 million of portfolio purchases during the same period in 2006. We expect our operating expenses to remain relatively constant due to our efforts to continue to utilize our existing infrastructure as we work to increase portfolio collection revenues.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, including restricted cash, and cash equivalents decreased to $850,000 at September 30, 2007 from $1.2 million at December 31, 2006. During the nine months ended September 30, 2007, our portfolio collections and sales generated $9.1 million of cash, we borrowed $1.4 million, and we used $5.9 million for operating and other activities, $2.6 million to purchase new portfolios, $1.9 million to repay loans, $483,000 for distributions to unit holders, and $34,000 to acquire computer and office equipment. Historically, our primary sources of cash have been cash flows from operations and borrowings. Recently, cash has been used for acquisitions of loan portfolios, the repurchase of LLC Units, moving expenses, payment of cash distributions to our unit holders, repayments of borrowings, purchases of property and equipment, growing our legal collections program and general working capital.

The large cost basis recovery associated with our portfolios under the cost recovery method has made it difficult to generate the profit called for in our business plan – to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios, pay our collecting and operating costs and still have a profit – and may continue to cause our statement of operations to show a net loss. Excluding the results from portfolio sales in the nine months ended September 30, 2007, our operating, interest and other expenses of $6.0 million exceeded our total net revenues from collections of $5.5 million. We believe these results are partly due to the higher prices of recently purchased portfolios. In an effort to offset the decline in portfolio purchases, we continue to strive to maximize the use of our collections infrastructure by focusing our efforts on collecting the right portfolios or portions of portfolios in an efficient manner as well as increase our legal collections. We believe our future results will reflect progress in this area.

Cash generated from operations is dependent upon our ability to collect on our loan portfolios. Many factors, including the economy and our ability to hire and retain qualified collectors, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our expected future cash flows.

We did not experience the level of cash reserves that we expected during the nine months ended September 30, 2007, largely due to the decrease in collection revenues and continued expenditures to purchase new loan portfolios, as well as expenditures outside of historical operating expenses in the latter part of 2006 and in the first half of 2007, including the repurchase of LLC Units from our unit holders, moving expenses, costs associated with the addition of a third party collections program and expansion of our legal collections efforts. Both of these collection efforts require front end investment with the goal of producing positive cash flows in the future. In order to conserve working capital necessary to run our business, our Board of Directors decided at its October 2007 meeting to forego third quarter distributions to our unit holders, which would normally have occured in October. In addition to foregoing distributions, we will continue to monitor our collection infrastructure to maximize efficiencies in an effort to maintain or reduce expenses.

Index

According to the February 2006 issue of Collections and Credit Risk, the increasing prices of portfolios have resulted in buyers having to abandon the old rule of thumb that they will collect three times a portfolio’s purchase price in three years and instead are settling for collecting two to two and a half times the portfolio’s purchase price in three to five years. In addition, our participation in portfolio purchases using the Varde credit facility has been decreasing, which has proportionately increased the size of the Varde loans and we expect will result in an increase in our interest expense and other financing costs. In June 2007, we entered into an amendment to the Master Loan Agreement with Varde to address these issues. The amendment extends the maturity date for principal and any other accrued but unpaid amounts on each loan purchased on or after the effective date of the amendment from up to two years to up to three years. This change was made to allow more time for a portfolio purchased using the Varde facility to generate sufficient collection revenues to pay the balance of the Varde loans in full by their due dates.

Under the loan agreement with Varde, we were required to pay the balance of one of our loans in full by the due date of April 28, 2007. The balance outstanding of the loan on that date was approximately $702,000. The balance outstanding of the loan at September 30, 2007 was $466,000. The portfolio continues to generate revenue through collections but at a slower rate than forecasted. In May 2007, Varde gave us an extension and a limited forbearance from any action until July 31, 2007. After further discussions with Varde regarding the timing of the payment and consistent with the amendment to the Master Loan Agreement to extend maturity dates of loans, in July 2007, we obtained another extension and limited forbearance from any action until December 31, 2007. We will continue to work the portfolio, and may sell all or a portion of it, to generate sufficient income to pay the balance due to Varde on or before December 31, 2007 or we may seek another extension and limited forbearance from Varde.

During 2006, we purchased $4.2 million of portfolios. The current market conditions make it likely that we will acquire portfolios at a slower pace in 2007 as compared to 2006.  In the nine months ended September 30, 2007, we purchased $2.6 million of new portfolios.  What we purchase will continue to depend on our assessment of market conditions, as well as the amount of liquid cash and other financial resources available to us.  In an attempt to compete in a highly competitive marketplace and operate as efficiently as possible, we will continue to focus on becoming more sophisticated in determining which portfolios or portions of portfolios provide the greatest return and which bring collection efficiency down. As a result of this analysis, we continue to focus our collection efforts on those portions of portfolios that we expect will generate the most returns.

We have used our dialer to ensure that our collectors focus on portfolios that continue to show results. By monitoring the results of calls originated through our dialer, we identified portfolios that required more cost to collect than others. Particularly where we had worked to collect these portfolios over an extended period of time, we determined that some of our portfolios’ collection lives had run their course from our perspective. We sold a number of older portfolios identified by this process in the first quarter of 2006. We believe this process of constantly evaluating portfolio returns against costs of collection should continue to improve the balance between our new and old portfolios. We may engage in further sales in the fourth quarter of 2007 if we believe market conditions are acceptable and portfolio performance is not up to our expectations, but do not anticipate sales at the same levels as in the prior two years.

Our portfolios provide our principal long-term source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. The total fair value of our portfolios includes fair value attributable to the residual interests of third parties in collections once all funds (including funds invested by us) invested in a portfolio have been repaid (with interest) and all servicing fees have been paid. The retained fair value of our portfolios excludes fair value attributable to these residual interests. Our estimate of the total fair value of our portfolios at September 30, 2007, decreased $3.0 million to $19.0 million from $22.0 million at December 31, 2006. At the same time, the cost basis of our portfolios decreased to $3.7 million at September 30, 2007, from $5.0 million at December 31, 2006. Our estimate of the retained fair value of our portfolios at September 30, 2007, decreased $2.8 million to $18.5 million from $21.3 million at December 31, 2006. Correspondingly, our notes payable used to purchase portfolios decreased from $4.5 million at December 31, 2006 to $4.0 million at September 30, 2007. The decrease in the fair value can be due to factors such as the availability of new portfolios, market pricing conditions for new portfolios, the timing of loan repayments and residual interest payments to Varde, and the timing of distributions to our members.

Index

Our estimates of fair value decreased due principally to our cash collections and portfolio sales of $9.2 million exceeding the fair value of the $2.6 million of new portfolio purchases in 2007. Our portfolio cost basis also decreased, due principally to the cost basis recovery associated with our collections and sales exceeding the $2.6 million of portfolio purchases made in the nine months ended September 30, 2007. Whether the fair value and cost basis of our portfolios will resume the growth we experienced in 2005 will depend on our ability to find portfolios at a reasonable price in a very competitive market. The purchase of portfolios is also limited by the amount of cash we have available to purchase portfolios. If we can find reasonably priced portfolios, we believe our portfolio fair value and cost basis will increase in the near term because we can use the Varde credit facility as well as reinvest some cash proceeds from collections to purchase new portfolios. Long-term growth in portfolio fair value and cost basis will depend on whether market conditions continue to permit us to purchase portfolios at reasonable prices and on our financial resources.

We used a discount rate of 20% to determine the fair values of our portfolios at September 30, 2007, and December 31, 2006. The following table sets forth alternative estimates of total fair value, retained fair value, and the portion of fair value attributable to residual interests of third parties in collections, if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

	Total Fair Value		Retained Fair Value		Fair Value of Residual Interests
	Sep 30, 2007	Dec 31, 2006	Sep 30, 2007	Dec 31, 2006	Sep 30, 2007	Dec 31, 2006
	($ in millions)		($ in millions)		($ in millions)

Higher collection risk (25% discount rate)	$17.7	$20.5	$17.3	$19.9	$0.4	$0.6
Assumed collection risk (20% discount rate)	$19.0	$22.0	$18.5	$21.3	$0.5	$0.7
Lower collection risk (15% discount rate)	$20.5	$23.8	$20.0	$23.0	$0.5	$0.8

Our estimates of fair values also would change if we revised our projections of the magnitude and timing of future collections. Because of the inherent uncertainty associated with predicting future events, our determinations of fair value at any particular point in time are only estimates, and actual fair value could ultimately vary significantly from our estimate.

We do not present the portion of fair value attributable to residual interests of third parties in collections as a liability in our financial statements, although it does represent a contingent obligation to make payments to a third party.  Because we will receive a servicing fee and our share of residual collections, we believe collections of the specified portfolios will generate funds sufficient to pay these residual interests to third parties as they come due and cover our operating costs, with the potential for some profit on our part. If our collection efficiency declines significantly, however, we might have to use some of our own capital to cover operating costs as well as forego distributions to our investors as we had to do for the third quarter of 2007.

With a decrease in total collection revenues, we will reserve a greater portion of our cash to pay for operating expenses, focusing primarily upon utilizing our collections infrastructure and legal collections to work our existing portfolios and expand our third party collections program.

Beginning in April 2003, we began making quarterly distributions. During 2006, we made distributions totaling $664,000. We made a distribution of $161,000 in each of January 2007, April 2007 and July 2007 relating to quarters ended December 31, 2006, March 31, 2007, and June 30, 2007, respectively. In order to provide additional working capital necessary to run our business, however, our Board of Directors decided to forego payment of distributions to our members and interest holders for the three month period ending September 30, 2007. In an effort to rebuild our cash reserves to cover our operational expenses and continue purchasing new portfolios, we anticipate that distributions may be suspended or reduced until we are able to generate the profit called for in our business plan – to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios, pay our collecting and operating costs and still have a profit.

Index

Our agreement with Varde provides us with a source of capital to purchase new portfolios. The agreement provides up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. We will never have outstanding indebtedness approaching the full $25 million at any one time, due to the cumulative nature of the facility. At September 30, 2007, Matterhorn owed $3.9 million under the facility in connection with purchases of certain charged-off loan portfolios. Under the credit facility, Varde has a first priority security interest in Matterhorn’s assets. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of $2.5 million at September 30, 2007. The loan advances have minimum payment threshold points with terms of up to three years and bear interest at the rate of 12% per annum. These obligations are scheduled to be repaid in full on dates ranging from December 2007 to June 2010. Once all funds (including those invested by us) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by us are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. The amount of remaining available credit under the facility at September 30, 2007 was $11.0 million. Matterhorn has borrowed a total of $14.0 million, with $3.9 million outstanding at September 30, 2007.

There can be no assurance that Varde will advance any new money under the facility, because in each instance Varde must approve of the portfolio(s) we propose to acquire and the terms of the acquisition. We do not have any plans to raise equity capital. Based on our cash position and current financial resources, we believe we have adequate capital resources to continue our business as presently conducted for the next twelve months. We plan to continue to use the Varde credit facility to maximize the return on our infrastructure and to continue to reduce variable costs required to collect each dollar of revenue. We have also taken steps, such as increased legal collections and third party collections arrangements, and will continue to consider other alternatives to increase the volume of accounts we service other than through new portfolio acquisitions using only our cash resources, however, if the economic returns to us seem reasonable.

The expenditures that we are making on our legal collections effort could continue into 2008, but should be at a lower level than 2007.  We may from time to time acquire capital assets on an as needed basis. Our most significant capital assets are our dialer and our telephone switch, which we do not anticipate having to replace within the next year. We do not have any contractual commitments to make capital expenditures, and we have not budgeted any capital expenditures for the coming year.

ITEM 3.  CONTROLS AND PROCEDURES

In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and our Accounting Manager, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, may be detected. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of September 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Index

There has been no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Change in Accounting Method

In the first half of 2007, we retained an outside consultant to conduct a study to determine whether we should continue using the cost recovery method of accounting for all of our portfolios or switch to a method that matches portfolio cost basis to revenue over the projected life of the portfolio. The accounting method used depends largely upon a determination of our ability to accurately project the timing and amount of collections for portfolios we acquire. The consultant found that we are capable of determining the amount of revenue a portfolio is expected to generate over its life for portfolios that we have sufficient historical data and experience to accurately estimate future cash flows. As a result of this finding and further analysis by our Audit Committee members and management, our Audit Committee recommended to the Board of Directors, which approved, the adoption of the interest method of accounting to be applied to the majority of portfolios purchased after December 31, 2006.  For those portfolios purchased on or before December 31, 2006 and for portfolios purchased after that date where we do not have sufficient historical data and experience to accurately estimate the timing of collections revenue over its life, we will use the cost recovery method.

In addition to risks disclosed elsewhere in this report on Form 10-QSB, the following are risk factors specifically associated with the use of the interest method of accounting.

THE STATISTICAL MODEL WE USE TO PROJECT REMAINING CASH FLOWS FROM OUR PORTFOLIOS MAY PROVE TO BE INACCURATE, WHICH COULD RESULT IN REDUCED REVENUES OR THE RECORDING OF AN IMPAIRMENT CHARGE IF WE DO NOT ACHIEVE THE COLLECTIONS FORECASTED BY OUR MODEL

We use our internally developed collection score model to project the remaining cash flows from our portfolios. Our collection score model considers known data about our accounts, including, among other things, our collection experience and changes in external market factors, in addition to all data known when we acquired the accounts. There can be no assurance, however, that we will be able to achieve the collections forecasted by our collection score model. If we are not able to achieve these levels of forecasted collection, our revenues will be reduced or we may be required to record an impairment charge, which could result in a reduction of our earnings.

WE USE ESTIMATES IN OUR REVENUE RECOGNITION AND OUR EARNINGS WILL BE REDUCED IF ACTUAL RESULTS ARE LESS THAN ESTIMATED

We utilize the interest method to determine revenue recognized on most of our loan portfolios purchased after December 31, 2006. Under this method, each pool of portfolios is modeled based upon its projected cash flows. A yield is then established which, when applied to the outstanding balance of the loan portfolios, results in the recognition of revenue at a constant yield relative to the remaining balance in the static pool. The actual amount recovered by us on portfolios may substantially differ from our projections and may be lower than initially projected. If differences are material, we may take a write-off on all or a portion of our investment, which would negatively affect our earnings.

WE MAY INCUR IMPAIRMENT CHARGES BASED ON THE PROVISIONS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS STATEMENT OF POSITION 03-03

The American Institute of Certified Public Accountants, or AICPA, SOP, 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer.” The SOP provides guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP limits the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost basis. The SOP requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP freezes the internal rate of return (“IRR”) originally estimated when the loan portfolio pools are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the expected future cash flow estimates are decreased, the carrying value of our loan portfolios would be written down to maintain the then-current IRR. Increases in expected future cash flows would be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increased yield then becomes the new benchmark for impairment testing. The SOP provides that previously issued annual financial statements do not need to be restated. Since the new SOP guidance does not permit yields to be lowered, it will increase the probability of our having to incur impairment charges in the future, which would negatively impact our profitability.

Index

ITEM 6.  EXHIBITS

An Exhibit Index precedes the exhibits following the signature page and is incorporated herein by reference.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANCE CAPITAL MANAGEMENT, LLC

November 13, 2007	By:	/s/ David J. Caldwell
(Date)		Name: David J. Caldwell
Its: Chief Operations Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
2.1	Joint Chapter 11 Plan of Reorganization Proposed by Chapter 11 Trustee and the Official Committee of Equity Security Holders effective February 4, 2002 (1)

2.2	First Amended Disclosure Statement Describing Joint Chapter 11 Plan Proposed by Chapter 11 Trustee and the Official Committee of Equity Security Holders approved on October 12, 2001 (1)

3.1	Performance Capital Management, LLC Articles of Organization (1)

3.2	Operating Agreement for Performance Capital Management, LLC (1)

3.3	First Amendment to Operating Agreement for Performance Capital Management, LLC (1)

3.4	Second Amendment to Operating Agreement for Performance Capital Management, LLC (2)

3.5	Third Amendment to Operating Agreement for Performance Capital Management, LLC (3)

4.1	Specimen Performance Capital Management, LLC Unit Certificate (1)

4.2	Specimen Performance Capital Management, LLC Economic Interest Unit Certificate (1)

4.3	Provisions in the Operating Agreement for Performance Capital Management, LLC pertaining to the rights of LLC Unit holders (see Exhibits 3.2 and 3.3) (1)

10.1	Agreement of Employment by and between Performance Capital Management, LLC and David J. Caldwell dated July 11, 2007 (4)

10.2	Agreement of Employment by and between Performance Capital Management, LLC and Darren S. Bard dated July 11, 2007 (4)

10.3	Agreement of Employment by and between Performance Capital Management, LLC and William D. Constantino dated July 11, 2007 (4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 *

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

(4) Filed on August 14, 2007, as an exhibit to our report on Form 10-QSB for the period ended June 30, 2007, and incorporated herein by reference.