Form 10KSB
period 2007-12-31
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2008-03-31
CIK 1221170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended      December 31, 2007
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________

Commission file number:        0 – 50235

Performance Capital Management, LLC

(Name of small business issuer in its charter)

California	03-0375751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7001 Village Drive, Suite 255, Buena Park, California	90621
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (714) 736-3780

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	LLC units
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Registrant’s net revenues for the fiscal year ended December 31, 2007:     $7,404,277

As of March 1, 2008, the aggregate market value of the voting and nonvoting equity held by non-affiliates of the registrant was $433,912 based on their share of members’ equity as reported in the registrant’s December 31, 2007, balance sheet. LLC units held by each officer and director and by each person who owns five percent or more of the outstanding LLC units have been excluded from this calculation as such persons may be considered to be affiliated with the registrant.

Check whether the issuer has filed documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☒   No ☐

On March 1, 2008, the registrant had 549,812 LLC units issued and outstanding.

Documents Incorporated by Reference

Part III of this Annual Report incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

Transitional Small Business Disclosure Format:  Yes ☐   No ☒

PERFORMANCE CAPITAL MANAGEMENT, LLC

INDEX
to Annual Report on Form 10-KSB
for the Fiscal Year Ended December 31, 2007

Index

Unless we say otherwise, references in this document to “we”, “us”, “our”, or the “Company” refer to Performance Capital Management, LLC and its wholly-owned subsidiary, Matterhorn Financial Services, LLC.

FORWARD-LOOKING STATEMENTS

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled “Description of Business” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” or otherwise incorporated by reference into this document contain “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as “believes,” “plans,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. Readers are urged not to place undue reliance on these forward-looking statements due to their inherent uncertainty. These forward-looking statements involve risks and uncertainties, including those statements incorporated by reference into this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking projections due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

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

ORGANIZATIONAL HISTORY

We conduct our business through Performance Capital Management, LLC, a California limited liability company formed January 14, 2002. On April 29, 2004, we formed Matterhorn Financial Services LLC (“Matterhorn”), a wholly-owned subsidiary that owns certain portfolios purchased using a loan facility with Varde Investment Partners, L.P. (“Varde”). As discussed in more detail throughout the description of our business, using Varde’s capital to acquire portfolios affects our operational structure as well as our financial structure. Varde has a first priority security interest in all the assets of Matterhorn securing repayment of its loans to Matterhorn.

Performance Capital Management, LLC succeeded to the assets and liabilities of the following six entities pursuant to a plan of reorganization that was confirmed and finalized by a U.S. bankruptcy court effective February 4, 2002: Performance Capital Management, Inc., a California corporation; Performance Asset Management Fund, Ltd., a California limited partnership; Performance Asset Management Fund II, Ltd., a California limited partnership; Performance Asset Management Fund III, Ltd., a California limited partnership; Performance Asset Management Fund IV, Ltd., a California limited partnership; and Performance Asset Management Fund V, Ltd., a California limited partnership. We refer to all of the limited partnerships as a group as the “PAM Funds”. For all practical purposes, we consider February 4, 2002, to be the inception of our business.

Index

Performance Capital Management, Inc. and the PAM Funds, which were then controlled by an individual no longer affiliated with us, filed separate voluntary bankruptcy petitions on December 22 and 23, 1998. On motion by the California Department of Corporations, the bankruptcy court replaced the debtor-in-possession with a trustee on December 30, 1998. By early 2001, the bankruptcy trustee set out to develop a plan to reorganize Performance Capital Management, Inc. and the PAM Funds. Under the reorganization plan set out by the bankruptcy trustee and approved by the court, our parent business entity, Performance Capital Management, LLC, issued “LLC units” to the PAM Funds, which were then distributed to the investors in the PAM Funds in February 2003. We issued LLC units to the PAM Funds based on the gross dollars (approximately $57.4 million) the investors had invested in the respective PAM Funds.

Due to a settlement approved by the bankruptcy court, the owners of Performance Capital Management, Inc. did not become investors in our business entity, Performance Capital Management, LLC. Our investors consist only of those people who invested in the PAM Funds, or their successors-in-interest.

INDUSTRY OVERVIEW

Some portion of all consumer lending transactions end up with the debtor not honoring their payment obligations. Default rates vary depending on the type of obligation, the originator of the credit and other factors, but “bad debt” is a fact of life in consumer lending.

Beginning in the late 1980s, the financial services industry, specifically the banking and savings and loan industry, underwent numerous changes due to significant losses incurred during the 1980s. The strain on the Federal Savings and Loan Insurance Corporation (“FSLIC”) as a result of those losses caused not only the dissolution of the FSLIC, but also a massive government bailout. Billions of dollars in taxpayer loans were granted to regulators to assist in paying depositors, as well as providing the capital necessary to clean up the industry. This situation, better known as the “savings and loan crisis”, forced the restructuring of the entire federal banking and savings and loan industry.

In an attempt to curtail future losses, federal regulators revised requirements and regulations relating to the reporting of debtor obligations as assets. Enforcement of those revisions caused industry consolidation and invigorated a market for debtor obligations that were “charged-off”. As a result of these regulations, after taking a loss on the “charge-off”, lending institutions can show income by selling debtor obligations carried at no value on their balance sheets, instead of incurring further expense to run a personnel-intensive collection department. An institution liquidating off-balance sheet assets (i.e., those it has previously “charged-off”) benefits to the extent that the proceeds from such a sale go directly to the cash account on the balance sheet without the removal of an on-balance sheet asset. The income from these sales is of course less than the original “charge-off”, but the ability to liquidate portfolios of bad debt has become important both to the economics and the reporting obligations of lending institutions.

Participants in the collection industry generally classify bad debts based on the number of times a collection agency has worked a portfolio to try to collect it. Portfolios that an institution has just charged-off and that have never been worked by a collection agency are referred to as “fresh” paper. Portfolios that have been worked by one collection agency are referred to as “primary” paper. Similar terms describe paper worked by two (secondary), three (tertiary), four (quaternary) and more collection agencies. As a general rule, a purchaser of a portfolio will receive a greater percentage discount to the portfolio’s face value as it becomes less “fresh”.

Index

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

According to the January 2008 issue of Collections & Credit Risk, the upward price trend over the past several years is reversing, with prices dropping due primarily to a leveling off of capital available to debt buyers and a higher volume of quality product being sold. The flip side of this reversal is a decrease in debtor liquidity. This may have the effect of extending the time it takes to collect accounts and, in some cases, increasing the number of uncollectible accounts. The January 2008 article reported that “prices have already dropped 10% to 15% in most categories” of debt, but the volume of accounts that must be purchased to maintain a healthy rate of return has gone up. The article found that competition for debt is still high in the industry with publicly traded debt buyers having a slight advantage over non-publicly traded companies due to access to investment capital.  Whether due to higher prices or the need to purchase a higher volume of accounts to offset lower debtor liquidity, buyers have had to abandon the old rule of thumb that they will collect three times the portfolio’s purchase price in three years; instead settling for collecting two to two and a half times the portfolio’s purchase price in three to seven years.

The March 2006 issue of Kaulkin Ginsberg’s Global Debt Buying Report discusses the increasing size of portfolios being sold, which has resulted in smaller debt buying companies being forced to bid jointly on portfolios. The consolidation among credit card companies is one contributing factor to the increasing size of portfolios. According to Craig Grube of Portfolio Recovery Associates, where there used to be 20 major sellers of credit card paper, there are now about seven major sellers.

The February 2006 issue of Collections and Credit Risk does not see a long-term problem with the supply of charged-off debt, observing that personal debt increased 7.5% (to a total of $10.3 trillion) from 2000 to 2004, while having increased only 6.5% in the preceding 20 years. According to the U.S. Federal Reserve Board, consumer credit has increased from $1.2 trillion at December 31, 1997, to $2.3 trillion at July 31, 2006. According to the May 2006 Nilson Report, a credit card industry newsletter, credit card charge-offs totaled more than $40.0 billion in 2005, up from $18.0 billion in 1995. According to the 7th Edition of The Kaulkin Report, U.S. consumers will hold $3.2 trillion in outstanding credit in 2011, up from $2.3 trillion at July 31, 2006.  The bankruptcy legislation that went into effect in October of 2005 has made it more difficult for debtors to obtain protection under Chapter 7. This has continued to increase the supply of debt in the marketplace. The unanswered question is how the industry will be affected by the following factors: (1) the rate at which new charged-off debt becomes available for purchase; (2) the magnitude of investment capital that remains deployed in the industry; (3) the liquidity of debtors; and (4) the instability in the financial markets.

MARKET FOCUS

We focus on acquiring portfolios that are not “fresh”. We prefer to acquire primary, secondary or tertiary paper, based on our due diligence analysis of the obligations included in the portfolio. We acquire portfolios principally with a view to collect them, although we do sell certain portions of portfolios we purchase and then collect the balance of the portfolios. We will continue to use the credit facility we have established with Varde to purchase portfolios when we believe it to be financially prudent (discussed in more detail below).

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

Index

We have established the infrastructure to collect portfolios. On average we have the equivalent of between 40 and 50 full-time employees who man phones contacting debtors utilizing our “predictive dialing” telecommunications system (a “dialer”). The dialer helps to ensure that our collectors spend their time on the phones talking to debtors, not dialing numbers trying to reach them. Because we collect portfolios, we have developed an experience history that helps us predict what the ultimate value of a portfolio will be. We have a sophisticated data base to maintain our experience history that allows us to manipulate variables to assist our due diligence process when we acquire a new portfolio. We believe that collecting our portfolios reinforces our ability to realistically assess the price we should pay when we purchase additional portfolios.

In 2007, we began to serve as a third-party collection agent, whereby we collect debt owned by other companies for a fee, in an effort to increase utilization of our collection infrastructure and collections revenue. Third-party debt collection arrangements are generally commission-based. We will enter into third-party collection arrangements that we believe will increase our collection efficiency by generating enough income in fees to cover our costs to collect the third-party debt and defray variable collection costs incurred from collecting our own portfolios. Through third-party collections, we intend to bring in fresh accounts for our collectors to work, in addition to collecting our and Matterhorn’s portfolios. The net revenue we generated in 2007 from third-party collections arrangements was $155,000. Our success is largely dependent upon the volume of such arrangements we are able to secure and the quality and types of debt we service for third parties. If the portfolios have been heavily worked or we are not experienced at collecting the type of debts being serviced, we may not generate income from such third party collections in excess of our costs to collect the debt. During 2008, we plan to periodically assess the performance of our third-party collections program to determine if we should continue or eliminate it.  This decision will depend upon our ability to expand the number of arrangements where we are collecting on behalf of others and increase the level of total collections from such arrangements.

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

Consistent with industry practice, we acquire portfolios without recourse to the seller of the portfolio. In some instances, however, our portfolio purchase agreements allow us to return certain unqualified accounts to the seller within a specified time period. After acquiring a portfolio, we conduct a detailed analysis to determine which accounts in the portfolio are unqualified. Examples of unqualified accounts are bankrupt debtors, debtors who have died, debt created by identity fraud or theft and debt paid off prior to sale of the portfolio. Accounts returned to sellers for the fiscal years ended 2007 and 2006 were approximately $108,000 and $187,000, respectively.

Index

Upon contacting or being contacted by a potential seller of portfolios, we generally request certain data for due diligence purposes. We analyze a variety of data as part of our due diligence process, including:

s	the mix of the states in which the debtors are located;
s	the average balances outstanding in the portfolio;
s	the age of the indebtedness in the portfolio;
s	the types of indebtedness in the portfolio (i.e., credit card versus automobile, etc.);
s	the originating lender of the indebtedness;
s	the availability of documentation for the indebtedness;
s	the date of the last payment on the indebtedness; and
s	any prior attempts at collecting the portfolio.

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

We purchase our portfolios for cash. If we use the Varde facility to acquire a portfolio, we and Varde provide our wholly-owned subsidiary Matterhorn with the funds needed to purchase the portfolio. Varde then has a first priority security interest in the acquired portfolio, which is owned by Matterhorn. In 2008, we anticipate that we will continue to purchase portfolios for our own account using our own cash resources, with our parent operating company, Performance Capital Management, LLC, owning those portfolios. The amount of such purchases will, however, depend upon the cash reserves we have available. Varde does not have a security interest in portfolios owned by Performance Capital Management. In some cases, we resell portions of portfolios purchased by Performance Capital Management and, with Varde’s consent, of portfolios purchased by Matterhorn.

During 2007, Performance Capital Management purchased approximately $1.1 million, net of that portion that was immediately sold, and Matterhorn purchased approximately $2.0 million of portfolios. During 2006, Performance Capital Management purchased approximately $2.9 million of portfolios and Matterhorn purchased approximately $1.3 million, net of the rebalancing transactions that occurred in January of 2006 (discussed below). During 2005, Performance Capital Management purchased approximately $1.8 million of new portfolios and Matterhorn purchased approximately $9.7 million. Approximately $5.4 million of Matterhorn’s purchases occurred in one transaction on December 30, 2005, which we conducted on a tight time line in order to accommodate the seller’s desire to close the transaction in 2005. During January 2006, with Varde’s consent, we rebalanced the purchase by paying off approximately $750,000 of the note due to Varde in exchange for Matterhorn transferring a like amount of the portfolio to Performance Capital Management and by selling approximately $461,000 of the portfolio to a third party and using the proceeds to further pay down the note due to Varde. These rebalancing transactions are reflected in the portfolio purchases and sales figures for 2006. Had these rebalancing transactions occurred in conjunction with the December 30, 2005 transaction, during 2005 Performance Capital Management would have purchased approximately $2.5 million of our new portfolios and Matterhorn would have purchased approximately $8.5 million of our new portfolios.

On July 13, 2004, effective June 10, 2004, we entered into a definitive Master Loan Agreement with Varde, a well-known participant in the debt collection industry, to augment our portfolio purchasing capacity using capital provided by Varde. The following list summarizes some of the key business points in our agreement with Varde:

s	The facility provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term;
s	Varde is not under any obligation to make a loan to us if Varde does not approve of the portfolio(s) we propose to acquire and the terms of the acquisition;
s	Varde has the right to participate in any proposed acquisition of a portfolio by us in excess of $500,000 pursuant to a right of first refusal; and

Index

s
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

Effective June 1, 2007, we entered into an amendment to the Master Loan Agreement with Varde, a copy of which was filed as an exhibit to our report on Form 10-QSB for the period ended June 30, 2007. The amendment extends the maturity date for principal and any other accrued but unpaid amounts on each loan made on or after the effective date of the amendment from up to two years to up to three years. This change was made to allow more time for a portfolio purchased using the Varde facility to generate sufficient collection revenues to pay the balance of the Varde loans, including principal and any other accrued but unpaid amounts, in full by their due dates.

We will never have outstanding indebtedness of the full $25 million at any one time due to the cumulative nature of the facility. We have created Matterhorn, a wholly-owned subsidiary, to serve as the entity that will purchase portfolios under the loan agreement with Varde. Varde has a first priority security interest in all the assets of Matterhorn securing repayment of its loans and payment of its interest in residual collections. Performance Capital Management has entered into a Servicing Agreement with Matterhorn as part of the agreement with Varde, and Varde has a security interest in Matterhorn's rights to proceeds under the Servicing Agreement. Under the Servicing Agreement, Performance Capital Management will collect the portfolios purchased by Matterhorn in exchange for a fee that will be agreed upon prior to the funding of each individual financing by Varde. Performance Capital Management has also guaranteed certain of Matterhorn's operational obligations under the loan documents. Varde may exercise its rights under its various security interests and the guaranty if an event of default occurs. These rights include demanding the immediate payment of all amounts due to Varde, as well as liquidating the collateral. A failure to make payments when due, if not cured within five days, is an event of default. Other events of default include:

s	Material breaches of representations and warranties;
s	Uncured breaches of agreements having a material adverse effect;
s	Bankruptcy or insolvency of Performance Capital Management or Matterhorn;
s	Fraudulent conveyances;
s	Defaults in other debt or debt-related agreements;
s	Failure to pay judgments when due;
s	Material loss or damage to, or unauthorized transfer of, the collateral;
s	Change in control of Performance Capital Management;
s	Termination of Performance Capital Management as the Servicer under the Servicing Agreement; and
s	Breach of Varde's right of first refusal to finance portfolio acquisitions.

When we identify a portfolio we would like to acquire using the loan facility, Matterhorn will make a proposal to Varde, specifying, among other things:

s	Total cost of the portfolio(s), including closing costs and amortized expenses;
s	Proportions of the total cost to be funded by Varde and us;
s	Percentage of collections to be paid to Performance Capital Management as a servicing fee;
s	Rates of return on the funds advanced by Varde and us; and
s	Proportions of residual collections to Varde and Matterhorn after payment of the preceding four items.

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

Index

PORTFOLIO PROCESSING

Once we acquire a portfolio we primarily focus on collecting it, although we frequently sell certain portions of portfolios we purchase and then collect the balance of the portfolio. In most instances we will limit these resales of certain portions of portfolios to those we acquire using solely our own funds, and use those resales to ensure that the retained portion of the portfolio conforms to our size, pricing and collectibility parameters. In certain Matterhorn purchases, we have obtained Varde’s consent to sell a portion of Matterhorn’s portfolio acquisition and to apply the proceeds to a paydown of the note due to Varde in connection with the purchase. In addition, from time to time we sell some of our portfolios, either to capitalize on market conditions, to dispose of a portfolio that is not performing or to dispose of a portfolio whose collection life, from our perspective, has run its course. When we engage in these sales, we continue collecting the portfolio right up until the closing of the sale. For any portfolios acquired using Varde capital, we must obtain Varde’s consent for any sale.

Collecting a portfolio involves a rigorous campaign to locate and contact the maximum number of individual debtors. We attempt to locate individual debtors by continuously utilizing data from various third-party data bases. Once we contact a debtor, our collection representative begins negotiating various payment and settlement options. These options can include payments in full for all outstanding obligations, discounted settlements, short-term payment plans or “re-writes” of the underlying obligation into a new contract. Because the cost basis for each account is usually only a fraction of the debt obligation, our collection representatives can usually offer more attractive settlement and payment options to individual debtors than the originating lender or contingent collection firms that have to share recoveries with the owner of the debt.

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

We have a fully operational collection facility employing, on average, the equivalent of between 40 and 50 full-time collectors who man phones contacting debtors utilizing the dialer. We have computer technology and equipment that aid in the collection of charged-off consumer debt portfolios. We utilize collection DAKCS software and a dialer to maximize the efficiency of our collectors by automatically sifting out calls where a live person does not answer, enabling our collectors to spend their time talking to live debtors rather than dialing numbers where there is no answer, a busy signal or an answering machine. Our DAKCS/dialer system has the flexibility to control for all types of variables in the way it places calls, for example, being sensitive to the effect of time zones and controlling for particular state laws that impose blackout times. We believe that this technology, which is industry-standard for sophisticated collectors, provides us with the ability to compete effectively in the collection industry. We are currently in the process of replacing our dialer due to the manufacturer of the dialer no longer supporting the system. We expect the new dialer to perform as well or better than our current dialer.

We believe our current collection infrastructure could handle a greater volume of accounts. We view our material fixed costs as:

s	Payroll for administrative staff;
s	Rent;
s	Computer maintenance;
s	Professional services; and
s	Insurance.

We do not believe these costs will increase substantially even in the event we significantly increase the volume of accounts that we collect. We expect our purchases of portfolios in 2008 using our own and Varde funds will be at or higher than those made in 2007. In addition to purchasing and servicing our own portfolios, we enter into fee-based arrangements to collect portfolios on behalf of third parties. We will enter into third-party collection arrangements that we believe will increase our collection efficiency by generating enough income in fees to cover our costs to collect the third-party debt, defray variable collection costs incurred from collecting our own portfolios and thereby increase our collection efficiency. If we are successful at increasing the volume of accounts we collect, we believe the following costs, which we view as variable, may increase depending upon whether we use our own or the Varde credit facility to purchase the portfolios and whether we have excess capacity in our current collection infrastructure to support the increased volume of accounts:

Index

s	Payroll for additional collectors;
s	Collection communication costs (principally telephone and postage);
s	Collection agencies or third-party collection attorneys; and
s	Repayment of borrowed funds.

Although repayment of borrowed funds is not technically a cost for purposes of our statement of operations, we view it as a variable cost of collection because the rate at which we repay the principal on Varde loans depends on the collections of the financed portfolio and we must repay the entire loan for any given portfolio generally within three years.

Our agreement with Varde is the most important initiative we have undertaken to leverage our infrastructure resources. We plan to continue to use the Varde facility to obtain an increased volume of accounts to provide increased total revenues from collections that will outpace the corresponding increase in variable costs. We also believe that using the Varde facility permits us to acquire larger denomination portfolios.  We believe that some of these larger denomination portfolios have pricing and quality characteristics that are difficult to find in the smaller denomination portfolios. As we previously discussed, by combining our resources with Varde’s, our subsidiary Matterhorn acquired approximately $9.7 million of new portfolios during 2005 (approximately $8.5 million during 2005 after the January 2006 rebalancing discussed above), approximately $1.3 million of new portfolios during 2006 (net of the rebalancing transactions that occurred in January of 2006) and approximately $2.0 million of loan portfolios during 2007. All of these Matterhorn portfolio purchases were done utilizing the Varde financing.

We will, however, continue to acquire portfolios on our own that meet our criteria for generating net revenue when we have sufficient cash to do so. In addition to acquiring our own portfolios and acting as a third-party collection agency, we are taking other steps to increase our collections, such as expanding use of the judicial process to collect specific accounts determined to be suitable for such an approach and improving the accuracy and currency of debtor contact information contained in our databases.

A recent trend in the debt collection industry has been a rise in legal collections, which have longer time horizons but are expected to contribute to an increase in returns over two to five years. The method used to select accounts for legal collections is a critical component of a successful legal collections program. If accounts that have a higher likelihood of being collected are accurately selected, overall collection efficiency should increase.

We resort to legal process to aid in collecting our portfolios when the circumstances of a particular account warrant. We do not have a set policy regarding when to initiate legal process. Given the varying nature of each case, we exercise our business judgment following an analysis of accounts using computer-based guidance to determine when we believe use of the legal process is appropriate (i.e., where a debtor has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay). We are currently permitted to collect in all 50 states. As a result, we are able to initiate collection lawsuits on our own behalf in those states. We will, however, continue to utilize our network of third party law firms generally on a commission basis in cases where we determine that it is financially or strategically prudent. We plan to continue making expenditures on our legal collections efforts in 2008, but the level of the expenditures will depend on the results of our legal collections efforts from the amounts we invested in the program in 2007.

The ability to collect in all 50 states also enables us to compete for third party collections arrangements throughout the country. Before entering into any arrangements, we review them on a case-by-case basis to determine if the economic returns to us seem reasonable. During 2008, we plan to periodically assess the performance of our third-party collections program to determine if we should continue or eliminate it.  This decision will depend largely upon our ability to expand the number of arrangements where we are collecting on behalf of third parties and the level of total collections we generate from such arrangements.

Index

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

According to the January 2008 issue of Collections & Credit Risk, the upward price trend over the past several years is reversing, with prices dropping due primarily to a leveling off of capital available to debt buyers and a higher volume of quality product being sold. The flip side of an increase in the volume of debt is a commensurate increase in the number of accounts with lower debtor liquidity, which reduces the expected rate of return on portfolios available for purchase and increases the focus on the cost to collect portfolios. It is possible that larger, better funded competitors able to achieve economies of scale will try to use their superior financial resources to acquire a larger volume of portfolios at lower prices and increase their revenues. Smaller less well capitalized collectors such as us may not be able to purchase the volume of portfolios necessary to offset the lower rate of collectible accounts and increased costs to collect. We compete in this environment by continually seeking out quality sources of portfolios, purchasing portfolios jointly with others, borrowing funds from Varde, and conducting rigorous due diligence on those portfolios that we do purchase to ensure that we can recover the cost we pay for the portfolios, repay funds borrowed to purchase portfolios, pay our collection and operating costs and still have a profit.

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

GOVERNMENT REGULATION

Federal and state statutes establish specific guidelines and procedures that debt collectors must follow when collecting consumer accounts. Our policy is to comply with the provisions of all applicable federal laws and comparable state statutes in all of our recovery activities, even in circumstances in which we may not be specifically subject to these laws. Our failure to comply with these laws, new laws or changing interpretations of the laws could have a material adverse effect on us, including increasing our costs to collect, in the event and to the extent that they apply to some or all of our recovery activities. Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors, and the relationship between customers and credit card issuers.

Index

Significant federal laws and regulations that are or may be applicable to our business as a debt collector include the following:

Fair Debt Collection Practices Act.  Certain of our operations are subject to the Fair Debt Collection Practices Act, or FDCPA, and comparable statutes existing in many states. Under the FDCPA, a debt collector is restricted in the methods it uses to collect consumer debt. For example, a debt collector (1) is limited in communicating with persons other than the consumer about the consumer’s debt, (2) may not telephone at inconvenient hours, and (3) must provide verification of the debt at the consumer’s request. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the FDCPA. In addition, some states and certain municipalities require debt collectors to obtain a license, exemption or other such registration before collecting debts from debtors within those jurisdictions. Our policy is to comply with the provisions of the FDCPA, and applicable state statutes. Although many states do not require that debt owners obtain a license, exemption or other such registration to collect in the state, we believe that a number of states will act to require such compliance in the future. We obtain the necessary authority prior to commencing collections in a jurisdiction. We have established policies and procedures to reduce the likelihood of violations of the FDCPA and related state statutes. For example, our account representatives receive training on these policies and must pass a test on the FDCPA, and our collectors work in an open environment that allows managers to monitor their interaction with debtors.

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

Electronic Funds Transfer Act.  We are also subject to the Electronic Funds Transfer Act. This act regulates the use of the Automated Clearing House, or ACH, system to make electronic funds transfers. All ACH transactions must comply with the rules of the National Automated Check Clearing House Association, or NACHA, and Uniform Commercial Code § 3-402. This act, the NACHA regulations, and the Uniform Commercial Code give the consumer, among other things, certain privacy rights with respect to the transactions, the right to stop payments on a pre-approved fund transfer, and the right to receive certain documentation of the transaction. This act also gives consumers a right to sue institutions which cause financial damages as a result of their failure to comply with its provisions.

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

Index

Additionally, there are, in some states, statutes and regulations comparable to and in some cases more stringent than the above federal laws, and specific licensing, exemption or other such registration requirements that affect our operations. State laws may also limit credit account interest rates and the fees, as well as limit the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts. Adoption of new licensing requirements, or changing interpretations of existing requirements could restrict our ability to collect in states, subject us to increased regulatory regulations, or increase our costs.

Although we are not a credit originator, some of these laws directed toward credit originators may occasionally affect our operations because the debt we purchased was originated through credit transactions, such as the following laws, which apply principally to credit originators:

s	Truth in Lending Act;
s	Fair Credit Billing Act; and
s	Equal Credit Opportunity Act.

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

EMPLOYEES

As of March 1, 2008, we had a total of 83 full-time employees and 3 part-time employees. We believe that our ability to attract, hire, and retain qualified personnel now and in the future is important to our success. As discussed more fully in the section entitled “Risk Factors; We Experience High Employee Turnover Rates and May not be Able to Hire and Retain Enough Sufficiently Trained Employees to Support our Operations”, our industry experiences high turnover rates for collection personnel. Our core group of collection personnel has remained fairly stable, but we still experience high turnover rates with new collection personnel.  Given industry norms for turnover, we believe that our employee relations are good. None of our employees are represented by collective bargaining agreements.

RESEARCH AND DEVELOPMENT

We have had no research or development activities since inception.

Index

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

RECENT INSTABILITY IN THE FINANCIAL MARKETS MAY HAVE AN IMPACT ON OUR BUSINESS

The downturn in the residential real estate market in the U.S., combined with rising oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds has increased. Further declines in real estate values in the U.S. or elsewhere and continuing credit and liquidity concerns could further reduce our ability to collect on our purchased loan portfolios while adversely affecting their value. In addition, continued or further credit market dislocations or sustained market downturns may reduce the ability of lenders to originate new credit, limiting our ability to purchase loan portfolios in the future. Further, increased financial pressure on the distressed consumer may result in additional regulatory restrictions on our operations and increased litigation filed against us.

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

WE MAY PURCHASE PORTFOLIOS THAT CONTAIN UNPROFITABLE ACCOUNTS

In the normal course of our portfolio acquisitions, some loans may be included in the portfolios that fail to conform to the terms of the purchase agreements and we may seek to return these loans to the seller for payment or replacement. However, we cannot guarantee that such sellers will be able to meet their obligations to us. Accounts that we are unable to return to sellers may yield no return. If we purchase portfolios containing too many accounts that do not conform to the terms of the purchase contracts or contain accounts that are otherwise uncollectible, we may be unable to collect a sufficient amount and the portfolio purchase could be unprofitable, which would have an adverse effect on our cash flows. If cash flows from operations are less than anticipated, our ability to satisfy our debt obligations, purchase new portfolios and our future growth and profitability may be materially and adversely affected.

WE MAY NOT BE ABLE TO PURCHASE CHARGED-OFF CONSUMER DEBT AT APPROPRIATE PRICES, AND A DECREASE IN OUR ABILITY TO PURCHASE DEBT COULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE

If one or more credit originators stops selling charged-off consumer debt to us or we are otherwise unable to purchase charged-off consumer debt from credit originators at appropriate prices, we could lose a potential source of income and our business may be materially harmed.

Index

The availability of charged-off consumer debt portfolios at prices that generate an appropriate return on our investment depends on a number of factors both within and outside of our control, including the following:

s	the growth trends in the levels of debt obligations;
s	the level of sales of charged-off consumer debt portfolios by credit originators;
s	the number of industries selling charged-off consumer debt portfolios;
s
competitive factors affecting potential purchasers and credit originators of charged-off debt, including the number of firms engaged in the collection business and the capitalization of those firms, that may cause an increase in the price we are willing to pay for portfolios of charged-off consumer debt or cause us to overpay for portfolios of charged-off consumer debt; and

s	our ability to purchase portfolios in industries in which we have little or no experience with the resulting risk of lower returns if we do not successfully purchase and collect the debt.

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

LIMITED OPERATING HISTORY

We have only been operating since February 2002, when we emerged from bankruptcy. Our business model continues to evolve with each year of operating experience as we respond to pressures in the marketplace. Our limited operating history means we do not have the benefit of the many years of experience that some other companies have and can use to modify their business plans and optimize their business strategies, such as dealing with a significant downturn in the U.S. economy. Our limited operating history makes an evaluation of our business and prospects difficult.

THE STATISTICAL MODEL WE USE TO PROJECT REMAINING CASH FLOWS FROM OUR PORTFOLIOS MAY PROVE TO BE INACCURATE, WHICH COULD RESULT IN REDUCED REVENUES OR THE RECORDING OF AN IMPAIRMENT CHARGE IF WE DO NOT ACHIEVE THE COLLECTIONS FORECASTED BY OUR MODEL

We use an internally developed collection score model to project the remaining cash flows from our portfolios. The collection score model considers known data about our accounts, including, among other things, our collection experience and changes in external market factors, in addition to all data known when we acquired the accounts. There can be no assurance, however, that we will be able to achieve the collections forecasted by our collection score model. If we are not able to achieve these levels of forecasted collections, our revenues will be reduced or we may be required to record an impairment charge, which could result in a reduction of our earnings.

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

Index

WE MAY INCUR IMPAIRMENT CHARGES BASED ON THE PROVISIONS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS STATEMENT OF POSITION 03-03

The American Institute of Certified Public Accountants, or AICPA, previously issued SOP, 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer” provides guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP limits the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost basis. The SOP requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP freezes the internal rate of return (“IRR”) originally estimated when the loan portfolio pools are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the expected future cash flow estimates are decreased, the carrying value of our loan portfolios would be written down to maintain the then-current IRR. Increases in expected future cash flows would be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increased yield then becomes the new benchmark for impairment testing. The SOP provides that previously issued annual financial statements do not need to be restated. Since the SOP guidance does not permit yields to be lowered, it will increase the probability of our having to incur impairment charges in the future, which would negatively impact our profitability.

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

Our relationship with Varde includes the credit facility and the improved access to quality portfolios that our association with Varde provides. We rely on this relationship with Varde to ensure that we will purchase a steady stream of new portfolios that will enable us to leverage our infrastructure. Our relationship with Varde could suffer from any one of a number of factors, including:

s	We could default on our obligations under the credit facility;
s	Varde could refuse to fund purchases of portfolios we would like to purchase; or
s	Varde could disagree with our conservatism in purchasing new portfolios and refuse to make any new advances under the credit facility.

These circumstances could result in the following effects on our operations:

s	In the case of default, Varde could seize Matterhorn’s assets, which consist of portfolios into which we have invested a substantial amount of our own capital;
s	We could not sustain levels of portfolio purchasing that would maximize return on our infrastructure; or
s
We could suffer damage to our reputation in the industry, intensifying any difficulty we might otherwise have maintaining levels of portfolio purchasing that would maximize return on our infrastructure.

Index

Any of these effects would severely limit our ability to generate the level of collections that we believe our fixed costs can support. In addition, we would have to reduce our variable collection costs, principally by terminating collection personnel, unless we enter into third-party collection arrangements which may offset some of the decline in the volume of accounts we collect. These steps may reduce our collection efficiency, and we might find it difficult to recover quickly from the damage to our reputation in the industry. Overall, these effects would lead to reduced revenues and lower margins, and could place us at risk of our revenues not covering costs if we could not reduce costs quickly enough.

OUR INVESTORS MAY NOT RECOVER THE FULL AMOUNT OF THEIR INVESTMENT IN THE PAM FUNDS

Our operations have not produced enough income to enable us to continue to make distributions to our LLC unit holders. As a result, our LLC unit holders may not recover the full amount of their investments in the PAM Funds. Any determination with regard to the payment of future distributions will depend upon our earnings, financial condition, capital requirements and other factors deemed relevant by our Board of Directors.

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

WE EXPERIENCE HIGH EMPLOYEE TURNOVER RATES AND MAY NOT BE ABLE TO HIRE AND RETAIN ENOUGH SUFFICIENTLY TRAINED EMPLOYEES TO SUPPORT OUR OPERATIONS

The debt servicing and collection industry is very labor intensive and, similar to other companies in our industry, we typically experience a high rate of employee turnover for our collection personnel. Our annual turnover rate for our collection personnel who man phones contacting debtors utilizing the dialer was approximately 100%. We compete for qualified personnel with companies in our industry and in other industries. Our growth requires that we continually hire and train new collectors. A higher turnover rate among our collectors will increase our recruiting and training costs and limit the number of experienced collection personnel available to service our charged-off consumer debt. If this were to occur, we would not be able to service our charged-off debt portfolios effectively and this would reduce our ability to continue our operations.

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

Index

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

OUR COLLECTIONS MAY DECREASE IF BANKRUPTCY FILINGS INCREASE

Under certain bankruptcy filings, a debtor’s assets are sold to repay credit originators, but since the charged-off consumer debt we purchase is generally unsecured we often would not be able to collect on those loans. We cannot ensure that our collections experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted debt portfolio is significantly lower than projected when we purchased the portfolio, our financial condition and results of operations could deteriorate.

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

s	low employee morale;
s	fewer experienced employees;
s	higher training costs;
s	disruptions in our operations;
s	loss of efficiency; and
s	excess costs associated with unused space in our offices.

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

Index

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

The loss of the services of one or more of our executive officers or key employees could disrupt our operations. We have employment agreements with David Caldwell, our Chief Operations Officer, William Constantino, our Chief Legal Officer, and Darren Bard, our Chief Information Officer. However, these agreements do not and will not assure the continued services of these officers. The 2007 employment agreements with our executive officers currently in effect have a term of five years, ending in July 2012. Our success depends on the continued service and performance of our executive officers, and we cannot guarantee that we will be able to retain those individuals. The loss of the services of one or more of our executive officers could seriously impair our ability to continue to acquire or collect on debt and to manage and expand our business. We do not currently maintain key man life insurance for our officers.

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

Index

WE INCUR SUBSTANTIAL GENERAL AND ADMINISTRATIVE EXPENSES IN CONNECTION WITH BEING A PUBLICLY REPORTING COMPANY

Complying with the rules and regulations applicable to publicly reporting companies substantially increases our general and administrative expenses. These increased costs adversely affect our operating results by increasing expenses by an amount that is significant for a company of our size. In addition, senior management’s attention to our core business is significantly diverted by these requirements, which could further impact our operations.

WE ARE SUBJECT TO ONGOING RISKS OF LITIGATION, INCLUDING INDIVIDUAL AND CLASS ACTIONS UNDER CONSUMER CREDIT, COLLECTIONS, EMPLOYMENT AND OTHER LAWS

We operate in an extremely litigious climate and may be named as defendants in litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws. Defending a lawsuit, regardless of its merit, could be costly and divert management’s attention from the operation of our business. The use of certain collection strategies could be restricted if class-action plaintiffs were to prevail in their claims. In addition, insurance costs continue to increase significantly and policy deductibles also have increased. All of these factors could have an adverse effect on our consolidated financial condition and results of operations.

LIMITED LIABILITY OF OUR EXECUTIVE OFFICERS AND DIRECTORS MAY DISCOURAGE UNIT HOLDERS FROM BRINGING A LAWSUIT AGAINST THEM

Our Operating Agreement contains provisions that limit the liability of our directors for monetary damages and provide for indemnification of our officers and directors. These provisions may discourage LLC unit holders from bringing a lawsuit against our officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against our officers and directors even though such action, if successful, might otherwise have benefited the LLC unit holders. In addition, a LLC unit holder’s investment in Performance Capital Management, LLC may be adversely affected to the extent that costs of settlement and damage awards against our officers or directors are paid by Performance Capital Management, LLC pursuant to the indemnification provisions of our Operating Agreement. The impact on a LLC unit holder’s investment in terms of the cost of defending a lawsuit may deter the LLC unit holder from bringing suit against one of our officers or directors. We have been advised that the SEC takes the position that these provisions do not affect the liability of any officer or director under applicable federal and state securities laws.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal business office and primary operations facility are located in Buena Park, California. The term of the lease is seven years, commencing on December 1, 2006. Our lease agreement and lease commitments are discussed in further detail in Note 10 to the Notes to Consolidated Financial Statements contained herein. We believe our leased premises are suitable and adequate for their use and, in the opinion of management, are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

To the knowledge of our executive officers and directors, we are not party to any material legal proceeding or litigation and none of our property is the subject of a pending legal proceeding and our executive officers and directors know of no other threatened or contemplated legal proceedings or litigation outside of the ordinary course of our business.

Index

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET

There is no trading market for our securities at present and there has been no trading market to date. We are not planning and do not intend to facilitate the development of a trading market.

HOLDERS OF RECORD

As of March 1, 2008, we had approximately 2,300 members, and one economic interest owner who is a non-voting LLC unit holder.

DISTRIBUTIONS

Our Operating Agreement provides that our Board of Directors may elect from time to time to make pro rata cash distributions to our investors based on their unreturned capital, until all investors receive their full capital investment back without interest. Thereafter, any distributions to our investors are to be made in proportion to their respective percentage interests in the Company.

Certain investors received approximately $19.3 million of payment from various PAM Funds prior to the bankruptcy filing. Following our February 4, 2002, emergence from bankruptcy, we made a $12 million distribution required by our plan of reorganization, leaving us with approximately $26 million of unreturned capital to distribute to our investors. From 2003 through the second quarter of 2007, we made regular quarterly distributions to our investors totaling $2.8 million, including a total of $493,000 in 2007. Any determination with regard to the payment of future distributions is at the discretion of our Board of Directors and will depend upon our earnings, financial condition, applicable distribution restrictions and capital requirements, and other factors deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

We did not issue or sell any equity securities during the fiscal year ended December 31, 2007.

PURCHASES OF SECURITIES

In December 2006, 13,881 LLC units, which were purchased for approximately $66,000, were retired in connection with the Company’s odd lot buy back program conducted in December 2006 (discussed in further detail in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006).

In October 2007, a corrective ownership adjustment was made to the non-voting LLC units causing the non-voting LLC units to decrease by 49 units and increase voting LLC units by 65.  Also in October 2007, 199 of previously cancelled LLC units were reinstated due to a member reestablishing ownership and 548 LLC units were voluntarily returned to the Company and the member ownerships were relinquished.

Index

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of this Annual Report on Form 10-KSB. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in our filings with the Securities and Exchange Commission and in the subsection of Item 1 entitled “Description of Business; Risk Factors”.

OVERVIEW

We acquire assets originated by federal and state banking and savings institutions, loan agencies, and other sources, for the purpose of generating income and cash flow from collecting or selling those assets. Typically, these assets consist of charged-off credit card contracts. These assets are typically purchased and sold as portfolios. We purchase portfolios using our own cash resources and funds borrowed from a third party. In 2007, we began entering into fee-based third-party collection arrangements in an effort to generate additional income and cash flow and to offset the expected decline in purchases of portfolios.

Before purchasing a portfolio, we conduct due diligence to assess the value of the portfolio. We try to purchase portfolios at a substantial discount to the actual amount of money that they will ultimately produce, so that we can recover the cost we pay for portfolios, repay funds borrowed to purchase portfolios, pay our collection and operating costs and still have a profit. We believe that market conditions currently make it difficult, although not impossible, to purchase portfolios at prices that will permit us to accomplish these objectives. We record our portfolios at cost based on the purchase price. We reduce the cost bases of our portfolios or pools: (i) based on collections under the cost recovery revenue recognition method; and (ii) by amortizing over the life expectancy of the pool under the interest revenue recognition method, which we will be using for the majority of our loan portfolios purchased in 2007 and thereafter. The cost basis of a portfolio or pool is also reduced by sales of all or a portion of a portfolio and by impairment of the net realizable value of a portfolio.

We frequently sell certain portions of portfolios we purchase, in many instances to retain those accounts that best fit our collection profile and to reduce our purchase commitment by reselling the others. We then collect those accounts we retain as a distinct portfolio. We do not generally purchase loan portfolios solely with a view to their resale, and for this reason we generally do not show portfolios on our balance sheet as “held for investment”. From time to time we sell some of our portfolios either to capitalize on market conditions, to dispose of a portfolio that is not performing or to dispose of a portfolio whose collection life, from our perspective, has run its course. When we engage in these sales, we continue collecting the accounts right up until the closing of the sale.

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

On our statement of operations, when using the cost recovery method, we reduce our total revenues by the cost basis recovery of our portfolios to arrive at net revenue. For collections revenue, we reduce the cost basis of the portfolio dollar-for-dollar until we have completely recovered the cost basis of the portfolio. Alternatively, the interest method applies an effective interest rate, or internal rate of return (“IRR”), to the cost basis of the pool, which remains unchanged throughout the life of the pool unless there is an increase in subsequent expected cash flows. The interest method of accounting will be used for most loan portfolios purchased after December 31, 2006. When we sell all or a portion of a portfolio, to the extent of remaining cost basis for the portfolio, we reduce the cost basis of the portfolio or pool by a pro rata percentage of the original portfolio cost.

Index

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

We refer to the discounted present value of the actual amount of money that we believe a portfolio will ultimately produce as the “fair value” of the portfolio. If we conduct our business successfully, the aggregate fair value of our portfolios should be substantially greater than the aggregate cost basis of our portfolios presented on our balance sheet. We must make assumptions to determine fair value, the most significant of which are the magnitude and timing of future collections and the discount rate used to determine present value. Our calculation of fair value does not take into account the cost to collect the future cash streams. Because of the inherent uncertainty associated with predicting future events, our determinations of fair value at any particular point in time are only estimates, and actual fair value could ultimately vary significantly from our estimate.

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

We plan to realize the difference between fair value and cost basis over time as we collect our portfolios. We generally collect our portfolios over periods of time ranging from three to seven years, with the bulk of a portfolio's yield coming in the first three years we collect it. If we succeed in collecting our portfolios and realize the difference between fair value and cost basis, we will recover the cost we paid for them, repay the loans used to purchase them, pay our collection and operating costs, and still have excess cash.

Our statement of operations has generally reported proportionately low net revenues in periods that have substantial collections of recently purchased portfolios, due to the “front-loaded” cost basis recovery associated with portfolios where we use the cost basis recovery method. As a result, during times of rapid growth in our portfolio purchases (and probably for several quarters thereafter), our statement of operations has shown a net loss. The use of the interest method of accounting as of January 1, 2007, contributes to a decrease in this front-loading effect by amortizing the portfolio loan costs over the expected life of the loan portfolio. With fewer purchases and more collections from older portfolios whose cost bases have been completely recovered, along with the use of the interest method of accounting, our statement of operations is expected to begin reporting net income, assuming our portfolios perform over time as anticipated and we collect them in an efficient manner.

Our operating costs and expenses consist principally of salaries and benefits and general and administrative expenses.  Fluctuations in our salaries and benefits correspond roughly to fluctuations in our headcount. Our general and administrative expenses include non-salaried collection costs, legal collections costs and telephone, rent and professional expenses. Fluctuations in telephone and collection costs generally correspond to the volume of accounts we are attempting to collect. Professional expenses tend to vary based on specific issues we must resolve.  Interest and financing costs tend to decrease as the amount we borrow decreases.

BASIS OF PRESENTATION

We present our financial statements based on February 4, 2002, the date we emerged from bankruptcy, being treated as the inception of our business. In our emergence from bankruptcy, we succeeded to the assets and liabilities of six entities that were in bankruptcy. The equity owners of the PAM Funds approved a reorganization plan under which the owners of the PAM Funds agreed to receive ownership interests in Performance Capital Management, LLC, in exchange for their ownership interests in the predecessor entities. Our consolidated financial statements include the accounts of our parent operating company, Performance Capital Management, LLC, and its wholly-owned special purpose subsidiary Matterhorn Financial Services LLC. All significant intercompany balances and transactions have been eliminated.

Index

CRITICAL ACCOUNTING POLICIES

Investments in Portfolios

We present investments in portfolios on our balance sheet at the lower of cost, market, or estimated net realizable value. As discussed above, we reduce the cost basis of a portfolio or a pool on a proportionate basis when we sell a portion of the portfolio, and we treat amounts collected on a portfolio or pool as a reduction to the carrying basis of the portfolio or pool. When we present financial statements we assess the estimated net realizable value of our portfolios on a portfolio-by-portfolio or pooling basis, depending on the method of accounting being used, and we reduce the value of any portfolio or pool that has suffered impairment because its cost basis exceeds its estimated net realizable value. Estimated net realizable value represents management’s estimates, based upon present plans and intentions, of the discounted present value of future collections. We must make assumptions to determine estimated net realizable value, the most significant of which are the magnitude and timing of future collections and the discount rate used to determine present value. Our calculation of net realizable value does not take into account the cost to collect the future cash streams. Using the cost recovery method, once we write down a particular portfolio or pool, we do not increase it in subsequent periods if our plans and intentions or our assumptions change. Using the interest method, if the cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

In the beginning of 2007, we retained an outside consultant to conduct a study to determine whether we should continue using the cost recovery method of accounting for all of our portfolios or use a method that matches portfolio cost basis to revenue over the projected life of the portfolio. The accounting method used depends largely upon a determination of our ability to accurately project the timing and amount of collections for portfolios we acquire. The consultant found that we are capable of determining the amount of revenue a portfolio is expected to generate over its life for portfolios that we have sufficient historical data and experience to accurately estimate future cash flows. As a result of this finding and further analysis by our Audit Committee members and management, our Audit Committee recommended to the Board of Directors, which approved, the use of the interest method of accounting for the majority of portfolios purchased after December 31, 2006.

We account for our investment in loan portfolios in accordance with the provisions of The American Institute of Certified Public Accountants, or AICPA, previously issued SOP, 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-03”), using either the interest method or the cost recovery method. SOP 03-03 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased loans, or “pools,” and subsequent changes to those estimated cash flows. For portfolios purchased on or before December 31, 2006, and for portfolios purchased after that date where the amount and timing of future cash collections on a pool of loans are not reasonably estimable, we account for such portfolios using the cost recovery method. If the accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information is not available to estimate future cash flows, then they are not aggregated with other portfolios.

Under the cost recovery method, when we collect an account in a portfolio, we reduce the cost basis of the portfolio dollar-for-dollar until we have completely recovered the cost basis of the portfolio. This method has the effect of “front-loading” expenses, which may result in a portfolio initially showing no net revenue for a period of time and then showing only net revenue once we have recovered its entire cost basis.

For the majority of portfolios purchased after December 31, 2006, we use the interested method. The interest method applies an effective interest rate, or internal rate of return (“IRR”) to the cost basis of the pool, which is to remain level, or unchanged throughout the life of the pool unless there is an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through an upward adjustment of the pool’s effective interest rate over its remaining life. Subsequent decreases in expected cash flows do not change the effective interest rate, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statements of operations as a reduction in revenue with a corresponding valuation allowance offsetting the investment in loan portfolios in the consolidated statements of financial condition. If the cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

Index

We account for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from loan portfolios, for collections applied to the cost basis of loan portfolios and for provision for loss or impairment. Revenue from loan portfolios is accrued based on each pool’s effective interest rate applied to each pool’s adjusted cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments.

When we sell a portfolio or a portion of it, to the extent of remaining cost basis for the portfolio or pool, we reduce the cost basis of the portfolio or pool by a percentage of the original portfolio cost. Our policy does not take into account whether the portion of the portfolio we are selling may be more or less valuable than the remaining accounts that comprise the portfolio.

Fair Value of Portfolios

We present the fair value of our portfolios only in the notes to our consolidated financial statements and in discussions of “Liquidity and Capital Resources,” not in the basic financial statements themselves. In order to understand our financial statements, the reader must understand the concepts involved in estimation of the fair value of our portfolios, as discussed in the section above entitled “Overview”. Because of the inherent uncertainty associated with predicting future events, our determinations of fair value at any particular point in time are only estimates, and actual fair value could ultimately vary significantly from our estimate.

Credit Facility

As discussed in greater detail below, our credit facility with Varde Investment Partners, L.P. (“Varde”)provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. The facility provides for Varde to receive a residual interest in portfolio collections after all funds invested in the portfolio have been repaid (with interest) and all servicing fees have been paid. We do not record a liability for contingent future payments of residual interests due to the distressed nature of the portfolio assets and the lack of assurance that collections sufficient to result in a liability will actually occur. When such payments actually occur, we will reflect them in our statement of operations as other financing costs. For the foreseeable future, we intend to continue seeking new large dollar-volume portfolio purchases using our loan facility with Varde.

OPERATING RESULTS

For ease of presentation in the following discussions of “Operating Results” and “Liquidity and Capital Resources”, we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

Comparison of Results for the Years Ended December 31, 2007 and December 31, 2006

The following discussion compares our results for the years ended December 31, 2007 and December 31, 2006.    Our net loss was $769,000 in 2007 compared to a net loss of $701,000 in 2006.

Revenue

Our total net revenues decreased by $159,000 to $7.4 million for the year ended December 31, 2007, from $7.6 million for the year ended December 31, 2006. This was largely due to a decrease in net revenues from portfolio sales, which were $75,000 in 2007 as compared to $562,000 in 2006, a $487,000 decrease.  Portfolio collections provided 99.0% of our total net revenues in the year ended December 31, 2007, and 92.6% of our total net revenues for the year ended December 31, 2006. The decrease in net revenues from fewer portfolio sales was offset in part by the effect of using the interest method of accounting to recognize revenue from the majority of the portfolios we purchased after December 31, 2006.  If the cost recovery method was used for all net portfolio collection revenue for the year ended December, 31, 2007, net portfolio collection revenue would be $792,000 less for the year ended December 31, 2007, and the net loss would be $490,000 more.

Index

During 2006, we saw our total revenues from collections increase as we began to exploit the purchases we made in 2005 and 2006. In 2005, we acquired $11.5 million of new portfolios ($11.0 million after adjusting for a January 2006 sale of a $461,000 portion of a portfolio purchased in December 2005). We purchased $3.3 million of new portfolios, ($3.1 million after considering the portion that was immediately sold) in the year ended December 31, 2007, as compared to $4.2 million of portfolio purchases in the year ended December 31, 2006.  If we are unable to acquire new portfolios that meet our criteria for generating net income, our revenues will remain flat or continue to decline, which decreases the amount of funds we have available to purchase portfolios. We expect, however, our portfolio purchases in 2008 to be at or higher than our portfolio purchases in 2007. In an effort to offset lower overall portfolio purchases in 2006 and 2007 and maintain collection efficiency, we have begun implementing other collection strategies, such as serving as a third-party collection agency and expanding use of the judicial process to collect specific accounts determined to be suitable for such an approach, as well as improving the accuracy and currency of debtor contact information contained in our databases.

Our gross collections from portfolios are decreasing as we experience the effects of fewer portfolio purchases.  During 2006, our gross collections on loan portfolios increased to $13.5 million as we began to exploit the purchases we made in 2005 and 2006. Our gross collections on loan portfolios were $11.5 million in the year ended December 31, 2007, a $2.0 million decrease over the previous year. Despite the decrease in year-to-year gross collections, total net portfolio collection revenue actually increased to $7.3 million in the year end December 31, 2007, from $7.0 million in the year ended December 31, 2006. The increase was due principally to the use of the interest method for portfolios purchased after December 31, 2006, which added $792,000, before the impairment charge, to net revenues from portfolio collections in 2007 and accounted for $329,000 increase over 2006. The higher amount of loan portfolios that are fully recovered also contributed to the increase in net revenues by reducing the amount of cost recovery applied against gross collections.

In an effort to increase the number of accounts we service to maximize use of our collection infrastructure, we started a program within Performance Capital Management to collect debt owned by others. In January 2007, we entered into a third-party collection arrangement and began collecting on portfolios owned by another party. Third-party debt collection arrangements are generally commission-based with the objective of earning fees in excess of the costs to collect. We will enter into third-party collection arrangements that we believe will produce enough income in fees to generate net returns. The net revenue we received in 2007 from third-party collections was $155,000.  We do not yet know how effective this line of business will be. Our success is largely dependent upon the volume of such arrangements we secure and the quality and types of debt we service for third parties. If the portfolios have been heavily worked or we are not experienced at collecting the type of accounts being serviced, we may not generate income from such third party collections in excess of our costs of collection.  During 2008, we plan to periodically assess the performance of our third-party collections program to determine if we should continue or eliminate it.  This decision will be based largely upon our ability to expand the number of arrangements where we are collecting on behalf of others and the level of total collections we generate from such arrangements.

In addition to acquiring our own portfolios and acting as a third-party collection agency, we are taking other steps to increase our revenues and collection efficiency, such as expanding use of the legal process to collect specific accounts determined to be suitable for such an approach and improving the accuracy and currency of debtor contact information contained in our databases. We substantially increased our legal collections efforts during 2007, and plan to continue to focus on such efforts in 2008, as we seek to generate revenue from accounts we believe might otherwise not be collectible. The level of our expenditures on legal collections going forward will, however, depend on the results of such efforts from expenditures made in 2007.

We initiate collection lawsuits on our own behalf, thereby internalizing the costs of such collections. We also utilize our network of third party law firms on a commission basis in cases where we determine that it is financially or strategically prudent. Legal collections tend to have longer time horizons but are expected to contribute to an increase in returns over two to five years. The method used to select accounts for legal collections is a critical component of a successful legal collections program. If accounts that have a higher likelihood of being collected using legal process are accurately selected, overall collection efficiency should increase. We do not have a set policy regarding when to initiate legal process. Given the varying nature of each case, we exercise our business judgment following an analysis of accounts using computer-based guidance to determine when we believe using legal process is appropriate (i.e., where a debtor has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay).

Index

With all of our collections efforts, we are keenly aware that claims based on the Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in lawsuits, including class action lawsuits, which could be material to the Company due to the remedies available under these statutes, including punitive damages. No such lawsuits have been filed against the Company.

Net revenues from portfolio sales of $562,000 for the year ended December 31, 2006, exceeded net revenues from portfolio sales of $75,000 for the year ended December 31, 2007, by $487,000. We may engage in further sales if we identify portfolios or portions of portfolios that are not performing to our expectations and we believe market conditions are acceptable. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but do not expect to generate substantial net revenues from these sales.

If we exclude the effect of portfolio sales, our net loss for the year ended December 31, 2006 increases to a net loss of $1,263,000 compared to a net loss of $843,000 for the year ended December 31, 2007.  Our net loss, excluding the effect of portfolio sales, decreased substantially, despite decreased total revenues from collections, due to the use of the interest method for most portfolios purchased after December 31, 2007. Also, a large portion of our portfolios accounted for under the cost recovery method have become fully recovered, resulting in an increase in net revenue.

During the twelve months ended December 31, 2007, we generated positive cash flow from operating activities of $1.3 million, enabling us to make distributions to our investors and pay down third-party loans. Members’ equity, however, decreased by $1.3 million for the year ended December 31, 2007. This significant decline in members’ equity is attributed to distributions made to investors of $493,000, and a net loss from operations of $769,000, which resulted in part from the rising cost of portfolios and expenses of $468,000 associated with our increased emphasis on legal collections in 2007, much of which we expect to recoup in future revenue from legal collections. Also, interest expenses and other costs of $593,000, arising from the use of financing to purchase portfolios, added to the expenses we incurred in 2007.

Operating Expenses

Our total operating costs and expenses increased to $7.6 million in 2007 from $7.4 million in 2006, due primarily to: (i) the expenses associated with our increased emphasis on our legal collection program, which resulted in $326,000 more in expenses than in 2006; (ii) the increase in audit fees of $48,000, due partially to the work done to apply the interest method of accounting to our portfolios; and (iii) a 2007 year end impairment expense of $302,000, due to actual portfolio collections coming in at a slower rate than forecasted using the interest method. These increases were offset by lower rental expenses at our new Buena Park location, reduced legal and telephone expenses, and a decrease in overall salaries and benefits.  Higher expenses in the fourth quarter of 2006 were primarily due to costs incurred in connection with the move to our new facility and the offer and repurchase of LLC units from LLC unit holders through the odd lot buy back program.

Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, was 65.9% in 2007 and 55.1% in 2006. The decline in collection efficiency is the result of a decrease in collection revenues and a corresponding increase in operating costs and expenses, primarily due to an increase in legal collections costs, which requires significant front end expenses with the anticipated payout coming at a later date.

Our interest expense and other financing costs decreased to $593,000 in 2007 from $809,000 in 2006, a $215,000 decrease. The decrease was due primarily to paying down the debt that is due to Varde.  The Varde debt decreased to $3.6 million at December 31, 2007 compared to $4.5 million at December 31, 2006. We intend to continue monitoring the magnitude of the change in the margin by which our total collection revenues exceed our operating costs and expenses relative to the principal and interest we pay to Varde under the credit facility to ensure that the Varde facility provides additional liquidity to us and does not result in loan payments that will deplete our cash balances.  In order to maintain the working capital necessary to run our operations, we anticipate maintaining a careful balance between portfolios we purchase using our own cash (where collection revenues are immediately available to us in full) and portfolios we purchase using the Varde credit facility (where we must immediately apply a substantial portion of collections to debt service).

Index

Our general and administration expenses remained stable at approximately $3.1 million in 2007 and 2006.   The increase in collection legal costs and accounting costs were offset by the decrease in rent, telephone and general legal costs as well as our salaries and benefits expenses, which were $88,000 lower in 2007 than in 2006.   We expect our operating expenses to remain relatively constant due to our efforts to continue to utilize our existing infrastructure as we work to increase portfolio collection revenues.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents remained approximately the same. Cash and cash equivalents, including restricted cash, was $1.1 million at December 31, 2007 compared to a balance of $1.2 million at December 31, 2006. During 2007, our portfolio collections and sales generated $12.0 million of cash, we borrowed $1.6 million, and we used $7.8 million for operating and other activities, $1.6 million for purchases of new portfolios, $2.5 million to repay loans, and $493,000 for distributions to our LLC unit holders.

In the latter part of 2006 and in the first half of 2007, we made expenditures associated with the repurchase of LLC Units from our unit holders through the buy back program and the move to our new offices. In the beginning of 2007, we also began a third party collections program and to expand our legal collections efforts, both of which require front-end investment with the goal of producing positive cash flows in the future. Foregoing the payment of regular distributions to our LLC unit holders beginning in third quarter of 2007 and fewer portfolio purchases in 2007, approximately $909,000 lower than in 2006, helped to offset the increase in expenditures and enabled us to maintain cash reserves at a comparable level to 2006.

We plan to continue focusing on building our cash reserves in 2008. If successful, we intend to use more of our own funds and less borrowed funds to purchase portfolios, in order to reduce the corresponding interest expense and financing costs, with the overall objective of implementing our business plan – to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios, pay our collecting and operating costs and still have a profit. In addition to foregoing distributions, we will continue to monitor our collection infrastructure to maximize efficiencies in an effort to maintain or reduce expenses.

Historically, our primary sources of cash have been cash flows from operations and borrowings. Recently, cash has been used for acquisitions of loan portfolios, payment of cash distributions to our unit holders, repayments of borrowings, purchases of property and equipment, growing our legal collections program and general working capital.

Excluding the results from portfolio sales in the year ended December 31, 2007, our operating, interest and other expenses of $8.2 million exceeded our total net revenues from collections of $7.3 million. We believe these results are partly due to the higher prices of recently purchased portfolios. In an effort to offset the decline in portfolio purchases, we continue to strive to maximize the use of our collections infrastructure by focusing our efforts on collecting the right portfolios or portions of portfolios in an efficient manner as well as increase our legal collections. We believe our future results will reflect progress in this area.

Cash generated from operations is dependent upon our ability to collect on our loan portfolios. Many factors, including the economy and our ability to hire and retain qualified collectors, are essential to our ability to generate cash flows. Fluctuations in these factors that negatively impact our business could have a material impact on our expected future cash flows.

Index

According to the February 2006 issue of Collections and Credit Risk, buyers have abandoned the old rule of thumb that they will collect three times a portfolio’s purchase price in three years and instead are settling for collecting two to two and a half times the portfolio’s purchase price in three to five years.

The percentage of funds that we contributed to a Matterhorn portfolio purchase using the Varde credit facility in 2007 was generally lower in proportion to the purchase price than in 2005 and 2006, resulting in larger loans and commensurately higher interest expense and other financing costs per loan. We expect this to continue in 2008 unless we are able to sufficiently increase our cash reserves and thereby increase our percentage of participation in Matterhorn purchases as well as purchase portfolios without Varde funds.

In June 2007, we entered into an amendment to the Master Loan Agreement with Varde to extend the maturity date for principal and any other accrued but unpaid amounts on each loan purchased on or after the effective date of the amendment from up to two years to up to three years. This change was made to allow more time for a portfolio purchased using the Varde facility to generate sufficient collection revenues to pay the balance of the Varde loans, including interest expense and other financing costs, in full by their due dates.

On November 27, 2007, we entered into a letter agreement with Varde that modified the loan terms of five of our outstanding loans by extending the loan repayment periods from two to three years, with scheduled minimum payments of principal and interest due every six months during the term. The percentage of the principal balance that is required to be paid on the scheduled due dates varies with each loan. The five loans had an unpaid principal balance of $2.3 million at December 31, 2007. The loans continue to bear interest at the rate of 12% per annum. The other outstanding Varde loans are already on three-year terms since they were made on or after the effective date of the amendment to the Master Loan Agreement with the exception of a loan made on November 11, 2007, with a principal balance of approximately $239,000 at December 31, 2007, which has a term of two and one-half years and is scheduled to be paid in full in April, 2008. A Matterhorn loan portfolio that originated in June 2007 did not generate enough collection revenue to meet its first minimum principal threshold point in December 2007 that was called for under the loan agreement with Varde.  A remedial payment to cover the difference was made to Varde in the amount of approximately $16,000 in March 2008.

During 2007, we purchased $3.1 million of portfolios (net of the $204,000 portion that was immediately sold). In the year ended December 31, 2006, we purchased $4.2 million of new portfolios.  Our assessment of market conditions, as well as the amount of liquid cash and other financial resources we have available to us, will continue to determine whether and when we purchase portfolios.  In an attempt to compete in a highly competitive marketplace and operate as efficiently as possible, we will continue to focus on becoming more sophisticated in determining which portfolios or portions of portfolios provide the greatest return and which bring collection efficiency down. As a result of this analysis, we continue to focus our collection efforts on those portions of portfolios that we expect will generate the most returns.

We have used our dialer to ensure that our collectors focus on portfolios that continue to show results. By monitoring the results of calls originated through our dialer, we identified portfolios that required more cost to collect than others. Particularly where we had worked to collect these portfolios over an extended period of time, we determined that some of our portfolios’ collection lives had run their course from our perspective. We sold a number of older portfolios identified by this process in the first quarter of 2006. We believe this process of constantly evaluating portfolio returns against costs of collection should continue to improve the balance between our new and old portfolios. We will continue to sell portfolios or portions of portfolios if we believe market conditions are acceptable and portfolio performance is not up to our expectations.

Our portfolios provide our principal long-term source of liquidity. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. The total fair value of our portfolios includes fair value attributable to the residual interests of third parties in collections once all funds (including funds invested by us) invested in a portfolio have been repaid (with interest) and all servicing fees have been paid. The retained fair value of our portfolios excludes fair value attributable to these residual interests. Our calculation of fair value does not take into account the cost to collect the future cash streams.

Index

Our estimate of the total fair value of our portfolios at December 31, 2007, decreased $5.4 million to $16.6 million from $22.0 million at December 31, 2006. At the same time, the cost basis of our portfolios decreased to $3.2 million at December 31, 2007, from $5.0 million at December 31, 2006. Our estimate of the retained fair value of our portfolios at December 31, 2007, decreased $5.2 million to $16.1 million from $21.3 million at December 31, 2006. Correspondingly, our notes payable used to purchase portfolios decreased from $4.5 million at December 31, 2006 to $3.6 million at December 31, 2007. The decrease in the fair value can be due to factors such as the availability of new portfolios, market pricing conditions for new portfolios, and the timing of loan repayments and residual interest payments to Varde.

Our estimates of fair value decreased due principally to gross cash collections and portfolio sales of $12.0 million exceeding the fair value of the $3.1 million of new portfolio purchases (net of the $204,000 portion that was immediately sold) in 2007. Our portfolio cost basis also decreased, due principally to the cost basis recovery associated with our collections and sales exceeding the $3.1 million of portfolio purchases made in year ended December 31, 2007. Whether the fair value and cost basis of our portfolios will resume the growth we experienced in 2005 will depend on our ability to find portfolios at a reasonable price in a very competitive market. The purchase of portfolios is also limited by the amount of cash we have available to purchase portfolios. If we can find reasonably priced portfolios, we believe our portfolio fair value and cost basis will increase in the near term because we can use the Varde credit facility as well as reinvest some cash proceeds from collections to purchase new portfolios. Long-term growth in portfolio fair value and cost basis will depend on whether market conditions continue to permit us to purchase portfolios at reasonable prices and on our financial resources.

We used a discount rate of 20% to determine the fair values of our portfolios at December 31, 2007 and 2006. The following table sets forth alternative estimates of total fair value, retained fair value, and the portion of fair value attributable to residual interests of third parties in collections, if we assessed collection risk as higher (using a discount rate of 25%) or lower (using a discount rate of 15%).

	Total		Retained		Fair Value of
	Fair Value		Fair Value		Residual Interests
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007	2006
	($ in millions)		($ in millions)		($ in millions)

Higher collection risk (25% discount rate)	$15.5	$20.5	$15.1	$19.9	$0.4	$0.6
Assumed collection risk (20% discount rate)	$16.6	$22.0	$16.1	$21.3	$0.5	$0.7
Lower collection risk (15% discount rate)	$17.9	$23.8	$17.4	$23.0	$0.5	$0.8

The decrease in the fair value of our portfolios from 2006 to 2007 was largely due to fewer new portfolio purchases and a decrease in the rate of collections. Our estimates of fair values also would change if we revised our projections of the magnitude and timing of future collections and accounted for the cost to collect the portfolios. Because of the inherent uncertainty associated with predicting future events, our determinations of fair value at any particular point in time are only estimates, and actual fair value could ultimately vary significantly from our estimate.

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

With a decrease in total collection revenues, we will reserve a greater portion of our cash to pay for operating expenses, focusing primarily upon utilizing our collections infrastructure and legal collections to work our existing portfolios.

Index

Beginning in April 2003, we began making quarterly distributions to our unit holders. During 2006, we made distributions totaling $664,000. We made a distribution of $161,000 in each of January 2007, April 2007 and July 2007 relating to quarters ended December 31, 2006, March 31, 2007, and June 30, 2007, respectively. In order to provide additional working capital necessary to run our business, however, our Board of Directors decided to forego payment of regular distributions to our members and interest holders beginning in the third quarter of 2007. Any determination with regard to the payment of future distributions is at the discretion of our Board of Directors and will depend upon our future earnings, financial condition, applicable distribution restrictions and capital requirements and other factors deemed relevant by our Board of Directors.

Our agreement with Varde provides us with a source of capital to purchase new portfolios. The agreement provides up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. We will never have outstanding indebtedness approaching the full $25 million at any one time, due to the cumulative nature of the facility. At December 31, 2007, Matterhorn owed $3.6 million under the facility in connection with purchases of certain charged-off loan portfolios. Under the credit facility, Varde has a first priority security interest in Matterhorn’s assets. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of $2.0 million at December 31, 2007. The loan advances have minimum payment threshold points with terms of up to three years and bear interest at the rate of 12% per annum. These obligations are scheduled to be repaid in full on dates ranging from April 2008 to June 2010. Once all funds (including those invested by us) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by us are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. The amount of remaining available credit under the facility at December 31, 2007 was $10.7 million. Matterhorn has borrowed a total of $14.3 million, with $3.6 million outstanding at December 31, 2007.

There can be no assurance that Varde will advance any new money under the facility, because in each instance Varde must approve of the portfolio(s) we propose to acquire and the terms of the acquisition. We do not have any plans to raise equity capital. Based on our cash position and current financial resources, we believe we have adequate capital resources to continue our business as presently conducted for the next twelve months. We plan to continue to use the Varde credit facility to maximize the return on our infrastructure and to continue to reduce variable costs required to collect each dollar of revenue. We have also taken steps to increase the volume of accounts we service other than through new portfolio acquisitions to maximize use of our collections infrastructure, such as increased legal collections and third party collections arrangements, and will continue to consider other alternatives,  if the economic returns to us seem reasonable.

We plan to continue making expenditures on legal collections in 2008, but the level of the expenditures will depend on the results of our legal collections efforts from the amounts we invested in the program in 2007. We may from time to time acquire capital assets an as needed basis. Our most significant capital assets are our dialer and our telephone switch. We are currently in the process of replacing our dialer due to the manufacturer of the dialer no longer supporting the system. We have budgeted between approximately $60,000 and $70,000 for the new dialer.

RECENT ACCOUNTING PRONOUNCEMENTS

We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the footnotes to our audited Consolidated Financial Statements, Note 4.

Index

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

Index

[MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Performance Capital Management, LLC
Buena Park, California

We have audited the accompanying consolidated balance sheets of Performance Capital Management, LLC (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, members’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements refered to above present fairly, in all material respects, the financial position of Performance Capital Management, LLC as of December 31, 2007 and 2006, and the related consolidated financial statements of operations, memebers' equity and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/  MOORE STEPHENS WURTH FRAZER AND TORBET, LLP

March 31, 2008
Orange, California

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2006

ASSETS
	2007	2006

Cash and cash equivalents	$693,227	$689,888
Restricted cash	397,393	491,400
Other receivables	16,655	28,984
Purchased loan portfolios, net	3,222,642	5,000,942
Property and equipment, net	365,727	430,119
Deposits	36,575	80,463
Prepaid expenses and other assets	107,074	100,274

Total assets	$4,839,293	$6,822,070

LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:
Accounts payable	$104,517	$165,996
Accrued liabilities	601,243	423,367
Accrued interest	37,513	46,040
Notes payable	3,630,359	4,455,460
Income taxes payable	23,580	27,580
Total liabilities	4,397,212	5,118,443

COMMITMENTS AND CONTINGENCIES	-	-

MEMBERS' EQUITY	442,081	1,703,627

Total liabilities and members' equity	$4,839,293	$6,822,070

The accompanying notes are an integral part of these consolidated financials

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
REVENUES:
Portfolio collections , net	$7,329,722	$7,000,918
Portfolio sales, net	74,555	561,986

TOTAL NET REVENUES	7,404,277	7,562,904

OPERATING COSTS AND EXPENSES:
Salaries and benefits	4,154,070	4,241,885
General and administrative	3,047,676	3,097,935
Provision for portfolio impairment	302,000	-
Depreciation	99,395	104,282
Total operating costs and expenses	7,603,141	7,444,102

INCOME (LOSS) FROM OPERATIONS	(198,864)	118,802

OTHER INCOME (EXPENSE):
Interest expense and other financing costs	(593,364)	(808,542)
Interest income	10,237	15,793
Other income	38,585	2,529
Total other expense, net	(544,542)	(790,220)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(743,406)	(671,418)
INCOME TAX PROVISION	25,180	29,180

NET LOSS	$(768,586)	$(700,598)

NET LOSS PER UNIT
BASIC AND DILUTED	$(1.40)	$(1.24)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING LLC UNITS	549,911	550,244

The accompanying notes are an integral part of these consolidated financials

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

			Retired
			or		Total
	Member	Unreturned	Abandoned	Accumulated	Members'
	Units	Capital	Capital	Deficit	Equity

Balance, December 31, 2005	563,926	$23,979,042	$485,741	$(21,331,102)	$3,133,681

Reinstatement of units to investors	199	11,938	(11,938)	-	-

Repurchase of units from investors	(13,881)	(574,909)	574,909	(65,935)	(65,935)

Distributions to investors		(663,521)	-	-	(663,521)

Net loss		-	-	(700,598)	(700,598)

Balance, December 31, 2006	550,244	$22,752,550	$1,048,712	$(22,097,635)	$1,703,627

Adjustment to repurchased units	16	1,706	(592)	(1,114)	-

Reinstatement of units to investors	199	17,338	(17,338)	-	-

Member units returned by investors	(548)	(21,164)	21,164	-	-

Distributions to investors		(492,960)	-	-	(492,960)

Net loss		-	-	(768,586)	(768,586)

Balance, December 31, 2007	549,911	$22,257,470	$1,051,946	$(22,867,335)	$442,081

The accompanying notes are an integral part of these consolidated financials

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(768,586)	$(700,598)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in allowance on loan portfolios	302,000	-
Depreciation	99,395	104,282
Loss on disposal of fixed assets	-	1,677
(Increase) decrease in assets:
Other receivables	12,329	(3,306)
Purchased loan portfolios	1,476,300	3,445,782
Prepaid expenses and other assets	(6,800)	(32,148)
Deposits	43,888	-
Increase (decrease) in liabilities:
Accounts payable	(61,479)	87,353
Accrued liabilities	177,876	76,813
Accrued interest	(8,527)	15,815
Income taxes payable	(4,000)	-
Net cash provided by operating activities	1,262,396	2,995,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(35,003)	(394,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in restricted cash	94,007	(111,048)
Borrowings on loans payable	1,636,787	2,379,418
Repayment of loans payable	(2,461,888)	(5,260,463)
Distributions to investors	(492,960)	(663,521)
Repurchase of units from investors	-	(65,935)
Net cash used in financing activities	(1,224,054)	(3,721,549)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,339	(1,120,789)

CASH AND CASH EQUIVALENTS, beginning of period	689,888	1,810,677

CASH AND CASH EQUIVALENTS, end of period	$693,227	$689,888

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

Income taxes paid	$29,180	$29,180

Interest paid	$481,783	$680,236

The accompanying notes are an integral part of these consolidated financials

Index

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

Reorganization under Bankruptcy

PCM LLC was formed under a Chapter 11 Bankruptcy Reorganization Plan (“Reorganization Plan”) and operating agreement. The plan called for the consolidation of five California limited partnerships and a California corporation into the new California limited liability company. The five California limited partnerships were formed for the purpose of acquiring investments in or direct ownership of non-performing credit card loan portfolios from financial institutions and other sources. The assets of the five limited partnerships consisted primarily of non-performing credit card loans, as well as cash. In late December 1998, these six entities voluntarily filed bankruptcy petitions, which were later consolidated into one case. PCM LLC was formed on January 14, 2002 and commenced operations upon the confirmation of the Reorganization Plan on February 4, 2002. The entities that were consolidated under the Reorganization Plan are as follows:
s	Performance Capital Management, Inc., a California corporation;
s	Performance Asset Management Fund, Ltd., a California limited partnership;
s	Performance Asset Management Fund II, Ltd., a California limited partnership;
s	Performance Asset Management Fund III, Ltd., a California limited partnership;
s	Performance Asset Management Fund IV, Ltd., a California limited partnership; and
s	Performance Asset Management Fund V, Ltd., a California limited partnership.

PCM LLC refers to all of the limited partnerships as a group as the “PAM Funds”.

A total of approximately $57.4 million was raised over the period 1991 to 1994 by selling limited partnership interests in the PAM Funds. PCM LLC’s operating agreement provides that the Board of Directors may elect from time to time to make pro rata cash distributions to the PCM LLC investors based on their unreturned capital, until all investors receive their full capital investment back without interest. Thereafter, any distributions to the investors are to be made in proportion to their respective percentage interests in PCM LLC.

Certain investors received approximately $19.3 million of payment from various PAM Funds prior to the bankruptcy filing. Following the PCM LLC February 4, 2002, emergence from bankruptcy, PCM LLC made a $12 million distribution required by the Reorganization Plan, leaving approximately $26 million of unreturned capital to distribute to the PCM LLC investors. From 2003 through the second quarter of 2007, PCM LLC made regular quarterly distributions to its investors totaling $2.8 million. The balance of unreturned capital at December 31, 2007 was approximately $23 million. Any determination with regard to the payment of future distributions is at the discretion of the PCM LLC Board of Directors and will depend upon the Company’s future earnings, financial condition, applicable distribution restrictions and capital requirements and other factors deemed relevant by the PCM LLC Board of Directors.

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

Index

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

Index

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

Cash and Cash Equivalents

The Company defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $826,000 as of December 31, 2007. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

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

PCM LLC did not experience the level of cash reserves that it expected during the year ended December 31, 2007, largely due to a decrease in collection revenues and continued expenditures to purchase new portfolios. In order to conserve working capital necessary to run its business, PCM LLC’s Board of Directors decided at its October 2007 meeting to cease making regular distributions to PCM LLC unit holders. Any determination with regard to the payment of future distributions is at the discretion of the PCM LLC Board of Directors and will depend upon the Company's future earnings, financial condition, applicable distribution restrictions and capital requirements and other factors deemed relevant by the PCM LLC Board of Directors.

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

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2007, management expects these assets to be fully recoverable.

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

Revenue Recognition

The Company accounts for its investment in purchased loan portfolios utilizing either the interest method or the cost recovery method with the provisions of the American Institute of Certified Public Accountant’s (AICPA) Statement of Position 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-03”). Purchased loan portfolios consist primarily of non-performing credit card accounts. Based on a study conducted by a consultant in the first half of 2007, the Company will use the interest method for the majority of portfolios purchased after December 31, 2006. The study determined that the Company could reasonably estimate cash flows on most loan portfolios it purchases.  However, if the estimated future cash flows cannot be reasonably estimated for a particular portfolio, the Company will use the cost recovery method. Application of the cost recovery method requires that any amounts received be applied first against the recorded amount of the portfolios; when that amount has been reduced to zero, any additional amounts received are recognized as net revenue. Acquired portfolios are initially recorded at their respective costs, and no accretable yield is recorded on the accompanying consolidated balance sheets.

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

Commencing with portfolios acquired on or after January 1, 2007, in accordance with the provisions of SOP 03-03, discrete loan portfolio purchases during a quarter, with the exception of those portfolios where the Company will continue to use the cost recovery method, are aggregated into pools based on common risk characteristics. The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for purposes of recognizing revenue from loan portfolios, applying collections to the cost basis of loan portfolios, and providing for loss or impairment.

Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual loan balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual loan balance.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

As a result, loan portfolios are recorded at cost at the time of acquisition. The use of the interest method was reflected for the first time in the Company’s report on Form 10-QSB for the period ended September 30, 2007.

The interest method applies an effective interest rate, or internal rate of return (“IRR”), to the cost basis of the pool, which is to remain unchanged throughout the life of the pool unless there is an increase in subsequent expected cash flows and is used for almost all loan portfolios purchased after December 31, 2006. The Company purchases loan portfolios usually in the late stages of the post charged off collection cycle. The Company can therefore, based on common characteristics, aggregate most purchases in a quarter into a common pool. Each static pool retains its own identity. Revenue from purchased loan portfolios is accrued based on a pool’s effective interest rate applied to the pool’s adjusted cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments.

Collections on each static pool are allocated to revenue and principal reduction based on the estimated IRR, which is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. Based on historical cash collections, each pool is given an expected life of 60 months. The actual life of each pool may vary, but will generally amortize in approximately 60 months, with some pools amortizing sooner and some amortizing later.  Monthly cash flows greater than the recognized revenue will reduce the carrying value of each static pool and monthly cash flows lower than the recognized revenue will increase the carrying value of the static pool. Each pool is reviewed at least quarterly and compared to historical trends to determine whether each static pool is performing as expected. This comparison is used to determine future estimated cash flows. Subsequent increases in cash flows expected to be collected are generally recognized prospectively through an upward adjustment of the pool’s effective IRR over its remaining life. Subsequent decreases in expected cash flows do not change the effective IRR, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statements of operations as an impairment expense with a corresponding valuation allowance offsetting the investment in purchased loan portfolios in the consolidated financial statements. If the cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

The cost recovery method prescribed by SOP 03-03 is used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio.

Prior to January 1, 2007, revenue from all portfolios was accounted for using the cost recovery method of accounting in accordance with SOP 03-03 and prior to January 1, 2005, the Company accounted for its investment in purchased loan portfolios using the cost recovery method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans”. For the Company’s acquired portfolios prior to January 1, 2007, the cost recovery method of accounting was and continues to be used.  Under the cost recovery method, cash receipts relating to individual loan portfolios are applied first to recover the cost of the portfolios, prior to recognizing any revenue. Cash receipts in excess of the cost of the purchased loan portfolios are then recognized as net revenue.

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

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

Loan portfolio sales occur after the initial portfolio analysis is performed and the loan portfolio is acquired.  Portions of portfolios sold typically do not meet the Company’s targeted collection characteristics. Loan portfolios sold are valued at the lower of cost or market. The Company continues collection efforts for certain accounts in these portfolios right up until the point of sale. Proceeds from strategic sales of purchased loan portfolios are recorded as revenue when received.

Income Taxes

PCM LLC is treated as a partnership for Federal income tax purposes and does not incur Federal income taxes. Instead, its earnings and losses are included in the personal returns of its unit holders.

PCM LLC is also treated as a partnership for state income tax purposes. The State of California imposes an annual corporation filing fee and an annual limited liability company fee.

The operations of a limited liability company are generally not subject to income taxes at the entity level, because its net income or net loss is distributed directly to and reflected on the tax returns of its unit holders. The net tax basis of the Company's assets and liabilities is more than the reported amounts on the financial statements by approximately $481,000 as of December 31, 2007, due primarily to the timing differences of purchased loan portfolio loss reserves and impairments.

Members’ Equity

Members’ equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of December 31, 2007, PCM LLC had 526,238 voting LLC units and 23,673 non-voting LLC units.

Retired or abandoned capital represents LLC units that are either voluntarily returned to the Company by a unit holder or LLC units that are redeemed and cancelled following a procedure authorized by the Reorganization Plan to eliminate the interests of PCM LLC unit holders that PCM LLC has not been able to locate. Changes to members’ equity during 2006 and 2007 were as follows:

•
In the first quarter of 2006, 199 LLC units that had been previously cancelled in accordance with the Reorganization Plan, which provides a method to eliminate the interests of PCM LLC unit holders that PCM LLC has not been able to locate for a period of time, were reinstated due to a beneficiary heir establishing ownership.

•
In December 2006, 13,881 LLC units, which were purchased for approximately $66,000, were retired in connection with the Company’s odd lot buy back program conducted in December 2006 (discussed in further detail in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006).

•	In October 2007, a corrective ownership adjustment was made to the non-voting LLC units causing the non-voting LLC units to decrease by 49 and increase voting LLC units by 65.

•	In October 2007, a total of 548 LLC units were voluntarily forfeited and returned to the Company by eight unit holders and were subsequently canceled; and

•
In October 2007, 199 LLC units that had been canceled in accordance with the Reorganization Plan, which provides a method to eliminate the interests of PCM LLC unit holders that PCM LLC has not been able to locate for a period of time, were reinstated due to a beneficiary heir establishing ownership.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year financial statement presentation. These reclassifications have no effect on previously reported operating results or members’ equity.

Note 4 - Recent Accounting Pronouncements

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether the adoption of SFAS 157 will have a material effect on our consolidated results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Fair Value of Financial Instruments

The Company refers to the discounted present value of the actual amount of money that it believes a portfolio will ultimately produce as the “fair value” of the portfolio. The estimated fair value and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of December 31, 2007 and December 31, 2006 are as follows. The carrying amount of cash and cash equivalents, restricted cash and liabilities approximate their fair values. Our calculation of fair value, however, does not take into account the cost to collect the future cash streams. The total and retained fair values of purchased loan portfolios were determined based on both market pricing and discounted expected cash flows. The total fair value of the Company’s portfolios includes fair value attributable to the residual interests of third parties in collections once all funds (including funds invested by the Company) invested in a portfolio have been repaid (with interest) and all servicing fees have been paid. The retained fair value of the Company’s portfolios excludes fair value attributable to these residual interests. The discount rate is based on an acceptable rate of return adjusted for the risk inherent in the loan portfolios. The discount rate utilized at December 31, 2007 and December 31, 2006 was 20%. The estimated total fair value of loan portfolios was $16.6 million and $22.0 million at December 31, 2007, and December 31, 2006, respectively, and the estimated retained fair value of loan portfolios was $16.1 million and $21.3 million at December 31, 2007, and December 31, 2006, respectively.

Note 6 - Purchased Loan Portfolios

The Company acquires loan portfolios from federal and state banks and other sources.  These loans are acquired at a substantial discount from the actual outstanding balance.  The aggregate outstanding contractual loan balances at December 31, 2007 and 2006 totaled approximately $796 million and $800 million, respectively.

The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the net present value of estimated future cash flows expected to be collected, a valuation allowance is recognized in the amount of such impairment.

The carrying amount of purchased loan portfolios included in the accompanying consolidated balance sheets is as follows:

	Dec. 31, 2007	Dec. 31, 2006

Unrecovered cost balance, beginning of period	$5,059,283	$8,505,065
Valuation allowance, beginning of period	(58,341)	(58,341)
Net balance, beginning of period	5,000,942	8,446,724
Net portfolio activity	(1,476,300)	(3,445,782)
Subtotal	3,524,642	5,000,942
Provision for portfolio impairment	(302,000)	-
Net balance, end of period	$3,222,642	$5,000,942

Purchases in 2007

During the year ended December 31, 2007, the Company purchased loan portfolios for $3.1 million, net of a $204,000 portion of a portfolio that was sold shortly after being purchased. The estimated future gross collections of these portfolios on their purchase dates amounted to a total of $4.0 million.

Index

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

The effect of using the interest method was to decrease net loss by a net amount of $490,000 for the year ended December 31, 2007. The effect of the change on earnings per LLC Unit was to reduce the loss per LLC Unit by $0.89 for the year ended December 31, 2007.

Prior to January 1, 2007, the Company was not reasonably able to estimate the amount and timing of future cash collections on a pool of loan portfolios. All portfolios were accounted for using the cost recovery method (“Cost Recovery Portfolios”). Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. As of December 31, 2007, the Company had $3.3 million in investment in purchased loan portfolios, of which $2.3 million is accounted for using the interest method. As of December 31, 2007, the portfolios accounted for using the cost recovery method consisted of $1.0 million in net book value of investment in loan portfolios and represents all of the portfolios acquired prior to January 1, 2007, including one loan portfolio in the amount of $300,000 purchased in 2007 where future cash flows could not be reasonably estimated and the cost recovery method was used.

The following table summarizes the changes in the balance of the investment in loan portfolios for the years ended December 31, 2007 and 2006:

	2007	2006
Balance, beginning of period	$5,000,942	$8,446,724
Purchased loan portfolios, net	3,275,526	4,184,288
Collections on loan portfolios	(11,533,713)	(13,507,711)
Sales of loan portfolios	(420,381)	(1,685,263)
Revenue recognized on collections	7,329,722	7,000,918
Revenue recognized on sales	74,555	561,986
Cash collection applied to principal	(202,009)	-
Provision for portfolio impairment	(302,000)	-
Balance, end of period	$3,222,642	$5,000,942

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Purchased Loan Portfolios (continued)

Projected  Amortization of Portfolios

As of December 31, 2007, the Company had approximately $3.3 million in investment in purchased loan portfolios, of which approximately $2.3 million is accounted for using the interest method.   This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in purchased loan portfolios under the interest method is as follows:

For the Years Ended December 31,	Amortization
2008	$743,000

2009	$402,000

2010	$377,000

2011	$440,000

2012	$290,000

$2,252,000

Accretable Yield

Accretable yield represents the amount of income recognized on purchased loan portfolios under the interest method that the Company can expect to generate over the remaining life of its existing pools of portfolios based on estimated future cash flows as of December 31, 2007.  Changes in accretable yield for the year ended December 31, 2007, were as follows:

Balance, beginning of the period	$-
Additions	3,628,000
Income recognized on portfolios, net	(803,000)
Provision for portfolio impairment	(302,000)
Balance, end of the period	$2,523,000

The valuation allowances related to the loan portfolios at December 31, 2007 and 2006 are as follows:

	2007	2006
Valuation allowance, beginning of period	$58,341	$58,341
Increase in valuation allowance due to portfolio impairment	302,000	-
Valuation allowance, end of period	$360,341	$58,341

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 7 - Other Receivables

Other receivables consist of collections on portfolios received by third-party collection agencies, refundable bank charges and refundable rent charges.

Note 8 – Notes Payable

In 2004, the Company entered into an agreement for a credit facility with Varde that provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. In June 2007, the Company entered into an amendment to the agreement with Varde that extends the maturity date for principal and any other accrued but unpaid amounts on each loan from up to two years to up to three years for portfolio purchases using the credit facility made on or after the effective date of the amendment.

In connection with the amendment, on November 27, 2007, the Company entered into a letter agreement with Varde that modified the loan terms of five of its pre-amendment loans by extending the loan repayment periods for those loans from two to three years, with scheduled minimum payments of principal and interest due every six months during the term. The percentage of the principal balance that is required to be paid on the scheduled due dates varies with each loan. The other outstanding Varde loans are already on three-year terms since they were made on or after the effective date of the amendment with the exception of a loan made on November 11, 2007 with a principal balance of approximately $239,000 at December 31, 2007, which has a term of two and one-half years and is scheduled to be paid in full in April 2008.

PCM LLC’s wholly-owned subsidiary Matterhorn owed approximately $3.6 million and $4.5 million at December 31, 2007 and 2006, respectively, under the facility in connection with its purchase of certain charged-off loan portfolios. The total amount borrowed under the facility was approximately $14.3 million and $12.6 million at December 31, 2007 and 2006, respectively.

Each loan has minimum payment threshold points, a term of up to three years and bears interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from April 2008 to June 2010, with the approximate following principal payments due:

Year Ending
December 31,
2008	$2.6 million
2009	$0.8 million
2010	$0.2 million

Once all funds (including funds invested by the Company) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by the Company are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. Varde has a first priority security interest in all the assets of Matterhorn, securing repayment of its loans and payment of its residual interest. PCM LLC, our parent operating company, has guaranteed certain of Matterhorn's operational obligations under the loan documents. The amount of remaining available credit under the facility was approximately $10.7 million and $12.4 million at December 31, 2007 and 2006, respectively. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of approximately $2.0 million at December 31, 2007.

A Matterhorn loan portfolio that originated in June 2007 did not generate enough collection revenue to meet its first minimum principal threshold point in December 2007 that was called for under the loan agreement with Varde. A remedial payment to cover the difference was made to Varde in the amount of approximately $16,000 in March 2008.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9- Property and Equipment

Property and equipment is as follows as of December 31:

	2007	2006
Office furniture and equipment	$432,139	$427,897
Computer equipment	660,921	630,159
Leasehold improvements	113,502	113,502
Totals	1,206,562	1,171,558
Less accumulated depreciation	(840,835)	(741,439)
Property and equipment, net	$365,727	$430,119

Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $99,395 and $104,282, respectively.

Note 10 - Commitments and Contingencies

Lease Commitments

On July 17, 2006, PCM LLC entered into an Office Lease Agreement to lease office space in Buena Park, California.  PCM LLC is using the leased premises as its principal executive offices and operating facility.

The term of the lease is 87 months and commenced on December 1, 2006, and will expire on February 28, 2014. PCM LLC has an option to renew the lease for one additional five-year term at the then prevailing “fair market rental rate” at the end of the term.

The base rent will increase on a yearly basis throughout the term.  Future minimum lease commitments under the Buena Park lease for the calendar years ended December 31, will be:

Approximate Annual
Year	Lease Commitments
2008	$345,000
2009	$348,000
2010	$355,000
2011	$355,000
2012	$362,000
Thereafter	$424,000

In  addition  to  the  base rent, PCM LLC must pay its pro rata share of the increase in operating expenses, property taxes and property insurance for the building above the total dollar amount of operating expenses, property taxes and property  insurance  for  the 2006 base calendar  year.

The building lease contains provisions for incentive payments, future rent increases, or periods in which rent payments are reduced. As the Company recognizes rent expense on a straight-line basis, the difference between the amount paid and the amount charged to rent expense is recorded as a liability. The amount of deferred rent liability at December 31, 2007 was $222,000.

Rental expense for the years ended December 31, 2007 and December 31, 2006 amounted to approximately $320,000 and $410,000, respectively.  PCM LLC is obligated under two five-year equipment leases one expiring in 2009 with minimum payments of $4,800 per year and the other lease expiring in 2011 with minimum payments of $3,900 per year.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Earnings Per LLC Unit

Basic and diluted earnings per LLC unit are calculated based on the weighted average number of LLC units issued and outstanding (549,911 and 550,244 for the years ended December 31, 2007 and 2006, respectively).

Note 12 - Employee Benefit Plans

The Company has a defined contribution plan (the “Plan”) covering all eligible full-time employees of PCM LLC (the “Plan Sponsor”) who are currently employed by the Plan Sponsor and have completed six months of service from the time of enrollment. The Plan was established by the Plan Sponsor to provide retirement income for its employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974 as amended (ERISA).

The Plan is a contributory plan whereby participants may contribute a percentage of pre-tax annual compensation as outlined in the Plan agreement and as limited by Federal statute. Participants may also contribute amounts representing distributions from other qualified defined benefit or contribution plans. The Plan Sponsor does not make matching contributions.

Note 13 – Subsequent Events

In January 2008, a member voluntarily returned 99 LLC units to the Company. The forfeited LLC units represented the member’s entire investment interest in the Company.

On February 27, 2008, Matterhorn borrowed approximately $1,076,000 from Varde under the facility in connection with a purchase of certain charged-off loan portfolios. This obligation has a three year term expiring in February 2011 and bears interest at a rate of 12% per annum. The timing of payments of principal and interest depends on the collection performance of the portfolios Matterhorn purchased using the funds. The assets of Matterhorn that provide security for Varde's approximately $1,076,000 loan (as well as other loans previously advanced by Varde) include charged-off loan portfolios purchased at a cost of approximately $1,133,000 on February 27, 2008, as well as other portfolios owned by Matterhorn. The fair value of these encumbered assets likely exceeds their cost basis because new portfolios generally have a fair value in excess of their cost basis. Following this borrowing, the remaining availability under the credit facility is approximately $9.7 million.

In February 2008, the Company sold $766,000 of the $1,133,000 portfolio, applying the proceeds to pay down the note due to Varde in connection with the purchase.

Index

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.   Under the supervision and with the participation of our Company’s management, including the Chief Operations Officer and Accounting Manager, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of December 31, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)  Management’s Report on Internal Control over Financial Reporting.   Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Operations Officer and Accounting Manager and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting is based on the framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as well as subsequent guidance prepared specifically for smaller publicly reporting companies to identify the risks and control objectives related to the evaluation of our control environment. Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our management acknowledges that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

(c)  Changes in Internal Control Over Financial Reporting.   There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The use of the interest method of accounting for the majority of our portfolios purchased after December 31, 2006 has resulted in significant process and procedural changes in the preparation of our loan portfolio financial information; however, we do no believe that these changes have had or are reasonably likely to have a material affect on our internal control over financial reporting.

(d)  Attestation Report of the Registered Public Accounting Firm.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B. OTHER INFORMATION

None.

Index

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after December 31, 2007.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after December 31, 2007.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The information required by Item 11 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after December 31, 2007.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 12 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after December 31, 2007.

ITEM 13.  EXHIBITS

An Exhibit Index precedes the exhibits following the signature page of this annual report on Form 10-KSB and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to our definitive Proxy Statement, which will be filed with the Commission within 120 days after December 31, 2007.

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANCE CAPITAL MANAGEMENT, LLC

By:	/s/ David J. Caldwell	Date:	March 28, 2008
David J. Caldwell
Chief Operations Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ David J. Caldwell	Chief Operations Officer (Principal Executive	March 28, 2008
	David J. Caldwell	Officer)

By:	/s/ Larisa Gadd	Co-Chairperson of the Board	March 28, 2008
Larisa Gadd

By:	/s/ Lester T. Bishop	Co-Chairperson of the Board	March 28, 2008
Lester T. Bishop

By:	/s/ Larry C. Smith	Director	March 28, 2008
Larry C. Smith

By:	/s/ David Barnhizer	Director	March 28, 2008
David Barnhizer

By:	/s/ Rodney Woodworth	Director	March 28, 2008
Rodney Woodworth

By:	/s/ Sanford Lakoff	Director	March 28, 2008
Sanford Lakoff

By:	/s/ Donald W. S. Rutherford	Director	March 28, 2008
Donald W. S. Rutherford

By:	/s/ Edward Rucker	Accounting Manager (Principal Financial Officer)	March 28, 2008
Edward M. Rucker

Index

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Joint Chapter 11 Plan of Reorganization Proposed by Chapter 11 Trustee and the Official Committee of Equity Security Holders effective February 4, 2002 (1)

2.2	First Amended Disclosure Statement Describing Joint Chapter 11 Plan Proposed by Chapter 11 Trustee and the Official Committee of Equity Security Holders approved on October 12, 2001 (1)

3.1	Performance Capital Management, LLC Articles of Organization (1)

3.2	Operating Agreement for Performance Capital Management, LLC (1)

3.3	First Amendment to Operating Agreement for Performance Capital Management, LLC (1)

3.4	Second Amendment to Operating Agreement for Performance Capital Management, LLC (2)

3.5	Third Amendment to Operating Agreement for Performance Capital Management, LLC (5)

4.1	Specimen Performance Capital Management, LLC Unit Certificate (1)

4.2	Specimen Performance Capital Management, LLC Economic Interest Unit Certificate (1)

4.3	Provisions in the Operating Agreement for Performance Capital Management, LLC pertaining to the rights of LLC unit holders (see Exhibits 3.2 and 3.3) (1)

10.1	Office Lease Agreement by and between LBA Realty Fund-Holding Co. II, LLC and Performance Capital Management, LLC dated July 17, 2006 (with confidential portions omitted) (6)

10.2	Master Loan Agreement by and among Performance Capital Management, LLC, Varde Investment Partners, L.P. and Matterhorn Financial Services, LLC, dated June 10, 2004 (4)

10.3	Amendment to Master Loan Agreement by and among Matterhorn Financial Services LLC, Performance Capital Management, LLC and Varde Investment Partners, L.P. dated June 1, 2007 (7)

10.4	Agreement of Employment by and between Performance Capital Management, LLC and David J. Caldwell dated July 11, 2007 (7)

10.5	Agreement of Employment by and between Performance Capital Management, LLC and Darren S. Bard dated July 11, 2007 (7)

10.6	Agreement of Employment by and between Performance Capital Management, LLC and William D. Constantino dated July 11, 2007 (7)

14.1	Code of Business Conduct and Ethics (3)

21.1	Subsidiary Company

31.1	Certification of Chief Operations Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Accounting Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Operations Officer and Accounting Manager pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Index

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

(3) Filed on April 14, 2004 as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

(4) Filed on July 29, 2004 as an exhibit to our report on Form 8-K dated July 13, 2004 and incorporated herein by reference.

(5) Filed on August 14, 2006 as an exhibit to our report on Form 10-QSB for the period ended June 30, 2006, and incorporated herein by reference.

(6) Filed on November 14, 2006 as an exhibit to our report on Form 10-QSB for the period ended September 30, 2006 and incorporated herein by reference.

(7) Filed on August 14, 2007, as an exhibit to our report on Form 10-QSB for the period ended June 30, 2007, and incorporated herein by reference.