Form 10-Q
period 2008-03-31
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2008-05-20
CIK 1221170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

Commission file number:       0 – 50235

Performance Capital Management, LLC
(Exact name of registrant as specified in its charter)

California	03-0375751
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

7001 Village Drive. Suite 255, Buena Park, California 90621
(Address of principal executive offices)

(714) 736-3780
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☒   No ☐

As of May 1, 2008, the registrant had 549,662 LLC Units issued and outstanding.

PERFORMANCE CAPITAL MANAGEMENT, LLC

Index to
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2008

Index

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

 [MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Performance Capital Management, LLC
Buena Park, California

We have reviewed the accompanying consolidated balance sheet of Performance Capital Management, LLC as of March 31, 2008 and the related consolidated statements of operations, members’ equity and cash flows for the three month periods ended March 31, 2008 and 2007. All information included in these consolidated financial statements is the representation of the management of Performance Capital Management, LLC.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Performance Capital Management, LLC as of December 31, 2007, and the related consolidated statements of operations, members’ equity and cash flows for the year ended December 31, 2007 (not presented herein); and in our report dated March 31, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Moore Stephens Wurth Frazer And Torbet, LLP

May 19, 2008
Orange, California

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31,
	(unaudited)	2007
ASSETS

Cash and cash equivalents	$346,672	$693,227
Restricted cash	544,064	397,393
Other receivables	7,793	16,655
Purchased loan portfolios, net	3,131,404	3,222,642
Property and equipment, net	383,322	365,727
Deposits	36,575	36,575
Prepaid expenses and other assets	139,157	107,074

Total assets	$4,588,987	$4,839,293

LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:
Accounts payable	$181,393	$104,517
Accrued liabilities	492,727	601,243
Accrued interest	28,137	37,513
Notes payable	3,054,012	3,630,359
Income taxes payable	28,590	23,580
Total liabilities	3,784,859	4,397,212

COMMITMENTS AND CONTINGENCIES	-	-

MEMBERS' EQUITY	804,128	442,081

Total liabilities and members' equity	$4,588,987	$4,839,293

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarter Ended March 31, 2008 (unaudited)	For the Quarter Ended March 31, 2007 (unaudited)

REVENUES:
Portfolio collections, net	$2,307,634	$1,887,240
Portfolio sales, net	408,173	(9,787)

TOTAL NET REVENUES	2,715,807	1,877,453

OPERATING COSTS AND EXPENSES:
Salaries and benefits	1,016,705	1,118,255
General and administrative	793,125	679,490
Provision for portfolio impairment	381,000	-
Depreciation	24,992	24,368
Total operating costs and expenses	2,215,822	1,822,113

INCOME FROM OPERATIONS	499,985	55,340

OTHER INCOME (EXPENSE):
Interest expense and other financing costs	(120,977)	(150,277)
Interest income	711	3,664
Other income	9	10,493
Total other expense, net	(120,257)	(136,120)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	379,728	(80,780)

INCOME TAX PROVISION	17,600	13,600

NET INCOME (LOSS)	$362,128	$(94,380)

NET INCOME (LOSS) PER UNIT BASIC AND DILUTED	$.66	$(.17)

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

					Total
	Member	Unreturned	Abandoned	Accumulated	Members'
	Units	Capital	Capital	Deficit	Equity
Balance, December 31, 2006	550,244	$22,752,550	$1,048,712	$(22,097,635)	$1,703,627

Distributions to investors	-	(160,960)	-	-	(160,960)

Net loss	-	-	-	(94,380)	(94,380)

Balance, March 31, 2007 (unaudited)	550,244	22,591,590	1,048,712	(22,192,015)	1,448,287

Adjustment to repurchased units	16	1,706	(592)	(1,114)	-

Reinstatement of units to investors	199	17,338	(17,338)	-	-

Member units returned by investors	(548)	(21,164)	21,164	-	-

Distributions to investors	-	(332,000)	-	-	(332,000)

Net loss	-	-	-	(674,206)	(674,206)

Balance, December 31, 2007	549,911	22, 257,470	1,051,946	(22,867,335)	442,081

Member units returned by investors	(99)	(4,445)	4,445	-	-

Distributions to investors	-	(81)	-	-	(81)

Net income	-	-	-	362,128	362,128

Balance, March 31, 2008 (unaudited)	549,812	$22, 252,944	$1,056,391	$(22,505,207)	$804,128

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Quarter Ended March 31, 2008	For the Quarter Ended March 31, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$362,128	$(94,380)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	24,992	24,368
(Increase) decrease in assets:
Other receivables	8,862	(11,503)
Prepaid expenses and other assets	(32,083)	(56,279)
Loan portfolios	91,238	1,173,520
Deposits	-	42,373
Increase (decrease) in liabilities:
Accounts payable	76,877	(3,870)
Accrued liabilities	(108,516)	37,613
Accrued interest	(9,376)	(6,289)
Income taxes payable	5,010	13,600
Net cash provided by operating activities	419,132	1,119,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(42,587)	(21,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in restricted cash	(146,671)	(64,452)
Borrowings on loans payable	1,075,778	-
Repayment of loans	(1,652,126)	(608,640)
Distributions to investors	(81)	(160,960)
Net cash used in financing activities	(723,100)	(834,052)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(346,555)	263,630

CASH AND CASH EQUIVALENTS, beginning of period	693,227	689,888

CASH AND CASH EQUIVALENTS, end of period	$346,672	$953,518

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

Income taxes paid	$-	$-
Interest paid	$107,122	$127,853

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Description of Business

Performance Capital Management, LLC (“PCM LLC”) and its wholly-owned subsidiary, Matterhorn Financial Services, LLC (“Matterhorn”) (collectively the “Company”, unless stated otherwise) are engaged in the business of acquiring assets originated by federal and state banks and other sources, for the purpose of generating income and cash flow from managing, collecting, or selling those assets. These assets consist primarily of non-performing credit card loan portfolios and are purchased and sold as portfolios (“portfolios”). Additionally, some of the loan portfolios are assigned to third-party agencies for collection. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Reorganization under Bankruptcy

PCM LLC was formed under a Chapter 11 Bankruptcy Reorganization Plan (“Reorganization Plan”) and operating agreement. The Reorganization Plan called for the consolidation of five California limited partnerships and a California corporation into the new California limited liability company. The five California limited partnerships were formed for the purpose of acquiring investments in or direct ownership of non-performing credit card loan portfolios from financial institutions and other sources. The assets of the five limited partnerships consisted primarily of non-performing credit card loans, as well as cash. In late December 1998, these six entities voluntarily filed bankruptcy petitions, which were later consolidated into one case. PCM LLC was formed on January 14, 2002 and commenced operations upon the confirmation of the Reorganization Plan  on February 4, 2002. The entities that were consolidated under the Reorganization Plan are as follows:

•	Performance Capital Management, Inc., a California corporation;
•	Performance Asset Management Fund, Ltd., a California limited partnership;
•	Performance Asset Management Fund II, Ltd., a California limited partnership;
•	Performance Asset Management Fund III, Ltd., a California limited partnership;
•	Performance Asset Management Fund IV, Ltd., a California limited partnership; and
•	Performance Asset Management Fund V, Ltd., a California limited partnership.

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

Varde is not under any obligation to make a loan to Matterhorn and Varde must agree on the terms for each specific advance under the loan facility. Under the terms of the facility, Varde will receive both interest and a portion of any residual collections on the portfolios acquired with a loan, after repayment of the purchase price (plus interest) to Varde and the Company and payment of servicing fees. Portfolios purchased using the facility will be owned by PCM LLC’s subsidiary, Matterhorn. Varde has a first priority security interest in Matterhorn's assets securing repayment of its loans.

Note 2 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the period ended December 31, 2007 included in the Company's Current Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008. The results for the three months ending March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

3.
Deferred taxes should be presented in conformity with generally accepted accounting principles. Benefits realized from preconfirmation net operating loss carryforwards should reduce reorganization value in excess of amounts allocable to identifiable assets and other intangibles until exhausted and be reported as a direct addition to paid-in capital thereafter; and,

4.
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

Recent Accounting Pronouncements

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the effect that the application of SFAS 161 will have on its consolidated financial statements.

Cash and Cash Equivalents

The Company defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $678,000 as of March 31, 2008.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2008, management expects these assets to be fully recoverable.

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

Revenue Recognition

The Company accounts for its investment in purchased loan portfolios utilizing either the interest method or the cost recovery method with the provisions of the American Institute of Certified Public Accountant’s (AICPA) Statement of Position 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-03”). Purchased loan portfolios consisted primarily of non-performing credit card accounts. The interest method is being used by the Company for the majority of portfolios purchased after December 31, 2006. However, if future cash flows cannot be reasonably estimated for a particular portfolio, the Company will use the cost recovery method. Application of the cost recovery method requires that any amounts received be applied first against the recorded amount of the portfolios; when that amount has been reduced to zero, any additional amounts received are recognized as net revenue. Acquired portfolios are initially recorded at their respective costs, and no accretable yield is recorded on the accompanying consolidated balance sheets.

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

Commencing with portfolios acquired on or after January 1, 2007, in accordance with SOP 03-03, discrete loan portfolio purchases during a quarter, with the exception of those portfolios where the Company will continue to use the cost recovery method, are aggregated into pools based on common risk characteristics. The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for purposes of recognizing revenue from loan portfolios, applying collections to the cost basis of loan portfolios, and providing for loss or impairment.

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

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Prior to January 1, 2007, revenue from all portfolios was accounted for using the cost recovery method of accounting in accordance with SOP 03-03, and prior to January 1, 2005, the Company accounted for its investment in purchased loan portfolios using the cost recovery method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” For the Company’s acquired portfolios prior to January 1, 2007, the cost recovery method of accounting was and continues to be used.  Under the cost recovery method, cash receipts relating to individual loan portfolios are applied first to recover the cost of the portfolios, prior to recognizing any revenue. Cash receipts in excess of the cost of the purchased loan portfolios are then recognized as net revenue.

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

The operations of a limited liability company are generally not subject to income taxes at the entity level, because its net income or net loss is distributed directly to and reflected on the tax returns of its unit holders. The net tax basis of PCM LLC’s assets and liabilities is more than the reported amounts on the financial statements by approximately $481,000 for the 2007 tax year, due primarily to the timing differences of purchased loan portfolio loss reserves and impairments.

Members’ Equity

Members’ equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of March 31, 2008, PCM LLC had 526,139 voting LLC units and 23,673 non-voting LLC units. Retired or abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC’s plan of reorganization to eliminate the interests of PCM LLC members that PCM LLC has not been able to locate.  In January 2008, a member voluntarily returned 99 LLC units to the Company. The forfeited LLC units represented the member’s entire investment interest in the Company.

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

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 – Fair Value of Financial Instruments

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. It does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement would need to be determined based on the assumptions that market participants would use in pricing the asset or liability.

On January 1, 2008, the Company adopted FAS 157 for financial assets and liabilities. The Company will adopt the provisions of FAS 157 for non-financial assets and non-financial liabilities that are recognized and disclosed at fair value on a nonrecurring basis, for its fiscal year beginning January 1, 2009.

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. the “exit price”). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

▪	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

▪
Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

▪	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial instruments consist of the following:

Financial Instruments With Carrying Value Equal to Fair Value

▪	Cash and cash equivalents
▪	Other receivables

The fair value of cash and cash equivalents and other receivables approximates their respective carrying value.

Financial Instruments Not Required to Be Carried at Fair Value

▪	Investment in loan portfolios, net
▪	Long term debt

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). The Company has elected not to adopt the provisions of FAS 159 for its fiscal year ended December 31, 2008. Therefore, the above instruments are not required to be recorded at their fair value. However, for disclosure purposes in connection with the provisions of Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company is required to estimate the fair value of financial instruments when it is practical to do so. Borrowings under the Company’s revolving credit facility are carried at historical cost, adjusted for additional borrowings less principal repayments, which approximates fair value.

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 – Fair Value of Financial Instruments (continued)

Historically, the Company has measured the fair value of its loan portfolios based on the discounted present value of the actual amount of money that the Company believed a loan portfolio would ultimately produce. Under FAS 157, the Company would have to attempt to determine the fair market value of hundreds of loan portfolios on a recurring basis. There is no active market for loan portfolios or observable inputs for the fair value estimation. Therefore, there is potential for a significant variance in the actual fair value of a loan portfolio and the Company’s estimate. Given this inherent uncertainty associated with measuring the fair value of its loan portfolios under FAS 157 and the excessive costs that would be incurred, the Company considers it not practical to measure the fair value of its loan portfolios.

Note 5 - Purchased Loan Portfolios

The Company acquires loan portfolios from federal and state banks and other sources.  These loans are acquired at a substantial discount from the actual outstanding balance.  The aggregate outstanding contractual loan balances at March 31, 2008 and December 31, 2007 totaled approximately $755 million and $796 million, respectively.

The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the net present value of estimated future cash flows expected to be collected, a valuation allowance is recognized in the amount of such impairment.

The carrying amount of purchased loan portfolios included in the accompanying consolidated balance sheets is as follows:

	As of	As of
	Mar. 31, 2008	Dec. 31, 2007
Unrecovered cost balance,beginning of period	$3,582,983	$5,059,283
Valuation allowance, beginning of period	(360,341)	(58,341)
Net balance, beginning of period	3,222,642	5,000,942
Net portfolio activity	289,762	(1,476,300)
Subtotal	3,512,404	3,524,642
Provision for portfolio impairment	(381,000)	(302,000)
Net balance, end of period	$3,131,404	$3,222,642

Purchases by Quarter

The following table summarizes portfolio purchases the Company made by quarter during the three months ended March 31, 2008 and December 31, 2007, that were accounted for using the interest method, and the respective purchase prices (in thousands):

	For the three months ended March 31, 2008	For the year ended December 31, 2007

Fair Value Date of Purchase	$ 0.7 million	$ 2.8 million

Forward Flow Allocation (Accretable Yield )	$ 0.9 million	$ 3.6 million

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Purchased Loan Portfolios (continued)

During the three months ended March 31, 2008, the Company purchased $1.8 million of loan portfolios, $1.0 million of which was immediately sold after being purchased. The Company used the cost recovery method for a $62,000 portion of the $773,000 net amount of the loan portfolios that the Company retained because that portion’s future collections could not be reasonably estimated. During the year ended December 31, 2007, the Company purchased $3.3 million of loan portfolios, $204,000 of which was immediately sold after being purchased. The Company used the cost recovery method for a $300,000 portion of the $3.1 million net amount of the loan portfolios that the Company retained because that portion’s future collections could not be reasonably estimated.

Changes in Investment in Purchased Loan Portfolios

The Company utilizes the interest method for loan portfolios purchased after December 31, 2006.  Revenue related to the Company’s investment in purchased loan portfolios consists of two components: (i) revenue from those loan portfolios purchased in 2007 and 2008 that have a remaining book value and are accounted for on an accrual basis under the interest method (“Accrual Basis Portfolios”); and (ii) revenue from those portfolios that have no remaining cost basis that are accounted for under the cost recovery method of accounting for which every dollar of gross collections is recorded as zero basis revenue.

Prior to January 1, 2007, the Company was not reasonably able to estimate the amount and timing of future cash collections on a pool of loan portfolios. All portfolios were accounted for using the cost recovery method (“Cost Recovery Portfolios”). Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. As of March 31, 2008, the Company had $3.1 million in investment in purchased loan portfolios, of which $2.4 million is accounted for using the interest method. As of March 31, 2008, the portfolios accounted for using the cost recovery method consisted of $0.7 million in net book value of investment in loan portfolios and represents all of the portfolios acquired prior to January 1, 2007 as well as two loan portfolios, one in the amount of $300,000 purchased in 2007 and another in the amount of $62,000 purchased in the first quarter of 2008, where future cash flows could not be reasonably estimated and the cost recovery method was used.

The following table summarizes the changes in the balance of the investment in loan portfolios for the three months ended March 31, 2008 and for the year ended December 31, 2007.

	Three Months	Year
	Ended	Ended
	Mar. 31, 2008	Dec. 31, 2007
Balance, beginning of period	$3,222,642	$5,000,942
Purchased loan portfolios, net	1,801,664	3,275,526
Collections on loan portfolios	(2,653,944)	(11,533,713)
Sales of loan portfolios	(1,436,840)	(420,381)
Revenue recognized on collections	2,307,634	7,329,722
Revenue recognized on sales	408,173	74,555
Cash collection applied to principal	(136,925)	(202,009)
Provision for portfolio impairment	(381,000)	(302,000)
Balance, end of period	$3,131,404	$3,222,642

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Purchased Loan Portfolios (continued)

Projected  Amortization of Portfolios

As of March 31, 2008, the Company had approximately $3.1 million in investment in purchased loan portfolios, of which approximately $2.4 million is accounted for using the interest method. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in purchased loan portfolios under the interest method is as follows:

For the Years Ended March 31,	Amortization
2009	$689,000

2010	$526,000

2011	$509,000

2012	$479,000

2013	$170,000

$2,373,000

Accretable Yield

Accretable yield represents the amount of income recognized on purchased loan portfolios under the interest method that the Company can expect to generate over the remaining life of its existing pools of portfolios based on estimated future cash flows as of March 31, 2008.  Changes in accretable yield for the three months ended March 31, 2008 and the year ended December 31, 2007, were as follows:

	Three months
	Ended	Year ended
	Mar. 31, 2008	Dec. 31, 2007
Balance at the be beginning of the period	$2,523,000	$-
Additions, net	934,000	3,628,000
Income recognized on portfolios, net	(310,000)	(803,000)
Provision for portfolio impairment	(598,000)	(302,000)
Reductions on existing portfolios	(93,000)	-
Balance at the end of the period	$2,456,000	$2,523,000

The valuation allowances related to the loan portfolios at March 31, 2008 and December 31, 2007 are as follows:

	Mar. 31, 2008	Dec. 31, 2007
Valuation allowance, beginning of period	$360,341	$58,341
Increase in valuation allowance due to portfolio impairment	381,000	302,000
Valuation allowance, end of period	$741,341	$360,341

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6 - Property and Equipment

Property and equipment is as follows:

	As of	As of
	Mar. 31, 2008	Dec. 31, 2007
Office furniture and equipment	$432,139	$432,139
Computer equipment	703,508	660,921
Leasehold improvements	113,502	113,502
Totals	1,249,149	1,206,562
Less accumulated depreciation	(865,827)	(840,835)
Property and equipment, net	$383,322	$365,727

Depreciation expense for the quarters ended March 31, 2008 and 2007 amounted to $24,992 and $24,368, respectively.

Note 7 – Notes Payable

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

In connection with the amendment, on November 27, 2007, the Company entered into a letter agreement with Varde that modified the loan terms of five of its pre-amendment loans by extending the loan repayment periods for those loans from two to three years. The percentage of the principal balance that is required to be paid on the scheduled due dates varies with each loan. The other outstanding Varde loans are already on three-year terms since they were made on or after the effective date of the amendment, with the exception of a loan made on November 11, 2007 with an original principal amount of approximately $240,000, that has a term of two and one-half years.

PCM LLC’s wholly-owned subsidiary Matterhorn owed approximately $3.1 million and $3.6 million at March 31, 2008 and December 31, 2007, respectively, under the facility in connection with its purchase of certain charged-off loan portfolios. The total amount borrowed under the facility was approximately $15.3 million and $14.3 million at March 31, 2008 and December 31, 2007, respectively.

Each loan has minimum payment threshold points, a term of up to three years and bears interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from October 2008 to February 2011, with the approximate following principal payments due:

Twelve Months Ending
March 31,
2009	$1.7	million
2010	$0.8	million
2011	$0.6	million

Once all funds (including funds invested by the Company) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by the Company are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 – Notes Payable (continued)

Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. Varde has a first priority security interest in all the assets of Matterhorn, securing repayment of its loans and payment of its residual interest. PCM LLC, our parent operating company, has guaranteed certain of Matterhorn's operational obligations under the loan documents. The amount of remaining available credit under the facility was approximately $9.7 million and $10.7 million at March 31, 2008 and December 31, 2007, respectively. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of approximately $2.1 million at March 31, 2008.

A Matterhorn loan portfolio that was purchased in June 2007 did not generate enough collection revenue to meet its first minimum principal threshold point in December 2007 that was called for under the loan agreement with Varde. In March 2008, the Company made a remedial payment of approximately $16,000 to Varde to cover the difference.

Note 8 - Commitments and Contingencies

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

The base rent will increase on a yearly basis throughout the term. Future minimum lease commitments under the Buena Park lease for the twelve months ended March 31, will be:

Year ending	Approximate Annual
March 31	Lease Commitments
2009	$345,000
2010	$351,000
2011	$355,000
2012	$355,000
2013	$364,000
Thereafter	$334,000

In  addition  to  the  base rent, PCM LLC must pay its pro rata share of the increase in operating expenses, property taxes and property insurance for the building above the total dollar amount of operating expenses, property taxes and property  insurance  for  the 2006 base calendar  year.

The building lease contains provisions for incentive payments, future rent increases, or periods in which rent payments are reduced. As the Company recognizes rent expense on a straight-line basis, the difference between the amount paid and the amount charged to rent expense is recorded as a liability. The amount of deferred rent liability at March 31, 2008 and December 31, 2007 was $215,000 and $222,000, respectively.  Rental expense for the three months ended March 31, 2008 and 2007 amounted to approximately $80,000.  PCM LLC is obligated under two five-year equipment leases, one expiring in 2009 with minimum payments of $4,800 per year and the other lease expiring in 2011 with minimum payments of $3,900 per year.

Note 9 - Earnings Per LLC Unit

Basic and diluted earnings per LLC unit are calculated based on the weighted average number of LLC units issued and outstanding, 549,812 for the quarter ended March 31, 2008 and 550,244 for the quarter ended March 31, 2007.

See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10 - Employee Benefit Plans

The Company has a defined contribution plan (the “Plan”) covering all eligible full-time employees of PCM LLC (the “Plan Sponsor”) who are currently employed by the Company and have completed six months of service from the time of enrollment. The Plan was established by the Plan Sponsor to provide retirement income for its employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

The Plan is a contributory plan whereby participants may contribute a percentage of pre-tax annual compensation as outlined in the Plan agreement and as limited by Federal statute.  Participants may also contribute amounts representing distributions from other qualified defined benefit or contribution plans.  The Plan Sponsor does not make matching contributions.

Note 11 – Subsequent Event

Under one of the Company’s loan agreements with Varde, the Company was required to pay the balance of the loan in full by the due date of April 30, 2008. The portfolio continues to generate revenue through collections but at a slower rate than forecasted. After discussions with Varde regarding the timing of the payments, the Company requested and Varde has agreed to an amendment to the loan terms that extends the maturity date of the loan from 36 months to 42 months, from April 2008 to October 2008. Under the revised loan terms, considering the portfolio’s cash collections through April 2008, the principal balance of the loan did not meet the April 2008 required minimum payment threshold by $45,000. The Company has not received a notice of default from Varde and anticipates making up this difference in the second quarter of 2008.

In April 2008, 150 LLC units were voluntarily returned to the Company. The forfeited LLC units represented the members’ entire investment interest in the Company.

See Review Report of Independent Registered Public Accounting Firm.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information presented in this document, the matters discussed in this Form 10-Q, and specifically in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” or otherwise incorporated by reference into this document contain “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as “believes,” “intends,” “plans,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by Performance Capital Management, LLC. You should not place undue reliance on these forward-looking statements due to their inherent uncertainty. Forward-looking statements involve risks and uncertainties. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this report on Form 10-Q and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report and with the financial information contained in our report on Form 10-KSB for the year ended December 31, 2007. The Form 10-KSB contains a general description of our industry and a discussion of recent trends affecting the industry.

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

Before purchasing a portfolio, we conduct due diligence to assess the value of the portfolio. We try to purchase portfolios at a substantial discount to the actual amount of money that they will ultimately produce, so that we can recover the cost we pay for portfolios, repay funds borrowed to purchase portfolios, pay our collection and operating costs and still have a profit. We believe that market conditions currently make it difficult, although not impossible, to purchase portfolios at prices that will permit us to accomplish these objectives. We record our portfolios at cost based on the purchase price. We reduce the cost bases of our portfolios or pools: (i) based on collections under the cost recovery revenue recognition method; and (ii) by amortizing over the life expectancy of the pool under the interest revenue recognition method, which we are using for the majority of our loan portfolios purchased in 2007 and thereafter. The cost basis of a portfolio or pool is also reduced by sales of all or a portion of a portfolio and by impairment of the net realizable value of a portfolio.

We frequently sell certain portions of portfolios we purchase, in many instances to retain those accounts that best fit our collection profile and to reduce our purchase commitment by reselling the others. We then collect those accounts we retain as a distinct portfolio. We do not generally purchase loan portfolios solely with a view to their resale, and for this reason we generally do not show portfolios on our balance sheet as “held for investment.” From time to time we sell some of our portfolios either to capitalize on market conditions, to dispose of a portfolio that is not performing or to dispose of a portfolio whose collection life, from our perspective, has run its course. When we engage in these sales, we continue collecting the accounts right up until the closing of the sale.

Historically, we have measured the fair value of our loan portfolios based on the discounted present value of the actual amount of money that we believed a loan portfolio would ultimately produce. The Financial Accounting Standards Board (FASB), however, recently issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. It does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement would need to be determined based on the assumptions that market participants would use in pricing the asset or liability.

Index

Under FAS 157, we would have to attempt to determine the fair market value of hundreds of loan portfolios on a recurring basis. There is no active market for loan portfolios or observable inputs for the fair value estimation. Therefore, there is potential for a significant variance in the actual fair value of a loan portfolio and our estimate. Given this inherent uncertainty associated with measuring the fair value of our loan portfolios under FAS 157 and the excessive costs that would be incurred, we consider it not practical to measure the fair value of our loan portfolios.

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

On our statement of operations, when using the cost recovery method, we reduce our total revenues by the cost basis recovery of our portfolios to arrive at net revenue. For collections revenue, we reduce the cost basis of the portfolio dollar-for-dollar until we have completely recovered the cost basis of the portfolio. Alternatively, the interest method applies an effective interest rate, or internal rate of return (“IRR”), to the cost basis of the pool, which remains unchanged throughout the life of the pool unless there is an increase in subsequent expected cash flows. We use the interest method of accounting for most of our loan portfolios purchased after December 31, 2006. When we sell all or a portion of a portfolio, to the extent of remaining cost basis for the portfolio, we reduce the cost basis of the portfolio or pool by a pro rata percentage of the original portfolio cost.

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

We generally collect our portfolios over periods of time ranging from three to seven years, with the bulk of a portfolio's yield coming in the first three years we collect it. If we succeed in collecting our portfolios, we will recover the cost we paid for them, repay the loans used to purchase them, pay our collection and operating costs, and still have excess cash.

Historically, our statement of operations has generally reported proportionately low net revenues in periods that have substantial collections of recently purchased portfolios, due to the “front-loaded” cost basis recovery associated with portfolios where we use the cost basis recovery method. As a result, during times of rapid growth in our portfolio purchases (and probably for several quarters thereafter), our statement of operations has shown a net loss. The use of the interest method of accounting as of January 1, 2007, contributes to a decrease in this front-loading effect by amortizing the portfolio loan costs over the expected life of the loan portfolio. With fewer purchases and more collections from older portfolios whose cost bases have been completely recovered, along with the use of the interest method of accounting, our statement of operations is expected to begin reporting net income, assuming our portfolios perform over time as anticipated and we collect them in an efficient manner.

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

Index

BASIS OF PRESENTATION

We present our financial statements based on February 4, 2002, the date we emerged from bankruptcy, being treated as the inception of our business. In our emergence from bankruptcy, we succeeded to the assets and liabilities of six entities that were in bankruptcy. The equity owners of these entities approved a reorganization plan under which the owners of these six entities agreed to receive ownership interests in Performance Capital Management, LLC, in exchange for their ownership interests in the predecessor entities. Our consolidated financial statements include the accounts of our parent operating company, Performance Capital Management, LLC, and its wholly-owned special purpose subsidiary Matterhorn Financial Services LLC, a California limited liability company (“Matterhorn”). All significant intercompany balances and transactions have been eliminated.

CRITICAL ACCOUNTING POLICIES

Investments in Portfolios

We present investments in portfolios on our consolidated balance sheet at the lower of cost, market, or estimated net realizable value. As discussed above, we reduce the cost basis of a portfolio or a pool on a proportionate basis when we sell a portion of the portfolio, and we treat amounts collected on a portfolio or pool as a reduction to the carrying basis of the portfolio (i) on an individual portfolio basis using the cost recovery method and (ii) over the life of the pool using the interest method. When we present financial statements, we assess the estimated net realizable value of our portfolios or pools each quarter on a portfolio-by-portfolio basis under the cost recovery method or on a pooling basis under the interest method of accounting, and we reduce the value of any portfolio or pool that has suffered impairment because its cost basis exceeds its estimated net realizable value. Estimated net realizable value represents management’s estimates, based upon present plans and intentions, of the discounted present value of future collections. We must make assumptions to determine estimated net realizable value, the most significant of which are the magnitude and timing of future collections and the discount rate used to determine present value. Our calculation of net realizable value does not take into account the cost to collect the future cash streams. Using the cost recovery method, once we write down a particular portfolio we do not increase it in subsequent periods if our plans and intentions or our assumptions change. Using the interest method, if the cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

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

For the majority of portfolios purchased after December 31, 2006, we use the interest method. The interest method applies an effective interest rate, or internal rate of return (“IRR”) to the cost basis of the pool, which is to remain level, or unchanged throughout the life of the pool unless there is an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through an upward adjustment of the pool’s effective interest rate over its remaining life. Subsequent decreases in expected cash flows do not change the effective interest rate, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statements of operations as a reduction in revenue with a corresponding valuation allowance offsetting the investment in loan portfolios in the consolidated statements of financial condition. If the cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR. Any change to our estimates could be material to our financial statements.

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

Credit Facility

As discussed in greater detail below, our credit facility with Varde Investment Partners, L.P. (“Varde”) provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. The facility provides for Varde to receive a residual interest in portfolio collections after all funds invested in the portfolio have been repaid (with interest) and all servicing fees have been paid. We do not record a liability for contingent future payments of residual interests due to the distressed nature of the portfolio assets and the lack of assurance that collections sufficient to result in a liability will actually occur. When such payments actually occur, we will reflect them in our statement of operations as other financing costs. For the foreseeable future, we intend to continue seeking new large dollar-volume portfolio purchases using our loan facility with Varde.

OPERATING RESULTS

For ease of presentation in the following discussions of “Operating Results” and “Liquidity and Capital Resources”, we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

Comparison of Results for the Quarters Ended March 31, 2008 and 2007

The following discussion compares our results for the three months ended March 31, 2008, to the three months ended March 31, 2007. We had net income of $362,000 for the three months ended March 31, 2008, as compared to a net loss of $94,000 for the three months ended March 31, 2007.

Revenue

Our total net revenues increased by $838,000 to $2.7 million for the three months ended March 31, 2008, from $1.9 million for the three months ended March 31, 2007. This was largely due to an increase in net revenues from portfolio sales, which were $408,000 in the three months ended March 31, 2008, as compared to a net loss of $10,000 in the three months ended March 31, 2007, a $418,000 increase. Portfolio collections provided 85.0% of our total net revenues for the three months ended March 31, 2008, and 100.0% of our total net revenues for the three months ended March 31, 2007. The increase in total net revenues was largely due to the sale of some older portfolios.  The effect of using the interest method of accounting to recognize revenue from the majority of the portfolios we purchased after December 31, 2006 also contributed to the higher net revenues from portfolio collections. This is because in the first quarter of 2007 most of the revenue recognized from collections was accounted for using the cost recovery method, which postpones revenue recognition until the cost of the portfolio is fully recovered.

We purchased $3.3 million of new portfolios, ($3.1 million after considering the portion that was immediately sold) in the year ended December 31, 2007, as compared to $4.2 million of portfolio purchases in the year ended December 31, 2006. In the first quarter of 2008, we purchased $773,000 of loan portfolios, net of the portion that was sold immediately after its purchase. If we are unable to acquire new portfolios that meet our criteria for generating net income, we expect our cash collection revenues to remain flat or continue to decline, which decreases the amount of funds we have available to purchase new loan portfolios and pay for operating expenses. We expect our portfolio purchases in 2008 to be at or lower than our portfolio purchases in 2007. In an effort to offset relatively lower overall portfolio purchases in 2006 and 2007 and maintain collection efficiency, we have begun implementing other collection strategies, such as serving as a third-party collection agency and expanding use of the judicial process to collect specific accounts determined to be suitable for such an approach, as well as improving the accuracy and currency of debtor contact information contained in our databases.

Index

Our gross collections from portfolios are decreasing as we experience the effects of fewer portfolio purchases and a significant slow down in the economy. While prices of loan portfolios have fallen recently, we believe they are still somewhat inflated relative to the economic conditions in the industry. The downturn in the economy appears to have also resulted in a decrease in debtor liquidity, which generally has the effect of reducing the number of collectable accounts and increasing the time it takes to collect amounts owed. In the three months ended March 31, 2007, our gross collections on loan portfolios increased to $3.4 million due principally to the relatively large portfolio purchases we made in 2005 and the first quarter of 2006. In the three months ended March 31, 2008, our gross collections on loan portfolios was $2.7 million, a $726,000 decrease over the same period in 2007. Despite the decrease in period-to-period gross collections, total net portfolio collection revenue actually increased to $2.3 million for the three months ended March 31, 2008, from $1.9 million for the three months ended March 31, 2007, a $420,000 increase. This increase was due principally to use of the interest method to account for most portfolios in the first quarter of 2008. At the same time, the higher amount of loan portfolios that were fully recovered in the first quarter of 2008 also contributed to the increase in net revenues by reducing the amount of cost recovery applied against gross collections.

In an effort to increase the number of accounts we service to maximize use of our collection infrastructure, we started a program within Performance Capital Management to collect debt owned by others. In January 2007, we entered into a third-party collection arrangement and began collecting on portfolios owned by another party. We entered into another third party collection arrangement in the first quarter of 2008. Third-party debt collection arrangements are generally commission-based with the objective of earning fees in excess of the costs to collect. We will enter into third-party collection arrangements that we believe will produce enough income in fees to generate net returns. In the three months ended March 31, 2008, we generated $81,000 in net revenue from third-party collections. Our success with this program is largely dependent upon the volume of such arrangements we secure and the quality and types of debt we service for third parties. If the portfolios have been heavily worked or we are not experienced at collecting the type of accounts being serviced, we may not generate income from such third party collections in excess of our costs of collection.  During 2008, we plan to periodically assess the performance of our third-party collections program to determine if we should continue or eliminate it.  This decision will be based largely upon our ability to expand the number of arrangements where we are collecting on behalf of others and the level of total collections we generate from such arrangements.

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

Index

With all of our collections efforts, we are keenly aware that claims based on the Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in lawsuits, including class action lawsuits, which could be material to Performance Capital Management due to the remedies available under these statutes, including punitive damages. No such lawsuits have been filed against Performance Capital Management.

The net revenue from portfolio sales of $408,000 in the first quarter of 2008 was the result of selling older portfolio accounts.  We may engage in further sales to capitalize on market conditions, dispose of a portfolio that is not performing or dispose of a portfolio whose collection life, from our perspective, has run its course. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but do not expect to generate substantial net revenues from these sales.

If we exclude the effect of portfolio sales, our net income for the three months ended March 31, 2008 decreases to a net loss of $46,000 compared to a net loss of $85,000 for the three months ended March 31, 2007. Our net loss, excluding the effect of portfolio sales, decreased, despite decreased total revenues from collections, due to the use of the interest method of accounting for most portfolios purchased after December 31, 2006. Also, a large portion of our portfolios accounted for under the cost recovery method have become fully recovered, resulting in an increase in net revenue.

During the three months ended March 31, 2008, we generated positive cash flow from operating activities of $419,000, enabling us to pay down third-party loans. At the same time, members’ equity increased by $362,000, the amount of net income for the three months ended March 31, 2008. The net income in the three months ended March 31, 2008 resulted from an increase in net revenues of $838,000 as compared to the first quarter of 2007. This was primarily due to recent sales of loan portfolios and the use of the interest method of accounting, which recognizes revenue over the life of a loan portfolio instead of waiting to recognize it until the cost of a portfolio has been fully recovered. Also, operating costs and expenses increased by only $394,000 in the first quarter of 2008 as compared to the first quarter of 2007.

Operating Expenses

Our total operating costs and expenses increased to $2.2 million in the three months ended March 31, 2008 from $1.8 million in three months ended March 31, 2007, a $394,000 increase, due to: (i) a $114,000 increase in general and administrative expenses primarily associated with the increased emphasis on our legal collection program; and (ii) a first quarter 2008 impairment expense of $381,000, due to actual portfolio collections coming in at a slower rate than forecasted using the interest method. These increases were offset by reduced telephone expenses and a decrease in overall salaries and benefits.

Our ratio of operating costs and expenses to gross collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, was 83.5% for the first quarter of 2008 as compared to 53.9% for the first quarter of 2007. The decline in collection efficiency is the result of a decrease in collection revenues and a corresponding increase in operating costs and expenses, primarily due to an increase in legal collections costs, which requires significant front end expenses with the anticipated payout coming at a later date, and the provision for portfolio impairment.

Our interest expense and other financing costs were $121,000 and $150,000 in the three months ended March 31, 2008 and 2007, respectively, a $29,000 decrease. The decrease was due primarily to paying down the debt that is owed to Varde.  The Varde debt decreased to $3.1 million at March 31, 2008 compared to $3.8 million at March 31, 2007. We intend to continue monitoring the magnitude of the change in the margin by which our total collection revenues exceed our operating costs and expenses relative to the principal and interest we pay to Varde under the credit facility to ensure that the Varde facility provides additional liquidity to us and does not result in loan payments that will deplete our cash balances.

The total of salaries and benefits together with general and administrative expenses remained about the same at $1.8 million for the three months ended March 31, 2008 and 2007. The increase in legal collection costs was offset by a decrease in telephone and salaries and benefits expenses. We expect our operating expenses to remain relatively constant due to our efforts to utilize our existing infrastructure as we work to increase portfolio collection revenues.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased during the first quarter of 2008. Cash and cash equivalents, including restricted cash, was $891,000 at March 31, 2008 compared to a balance of $1.1 million at December 31, 2007. During the three months ended March 31, 2008, our portfolio collections and sales generated $4.1 million of cash, we borrowed $1.1 million, and we used $2.5 million for operating and other activities, $1.8 million for purchases of new portfolios, and $1.7 million to repay loans.

Historically, our primary sources of cash have been cash flows from operations and borrowings. Recently, cash has been used for acquisitions of loan portfolios, repayments of borrowings, purchases of property and equipment, growing our third party and legal collections programs and general working capital.

In the beginning of 2007, we expanded our legal collections efforts and began a third party collections program, both of which require front-end investment with the goal of producing positive cash flow in the future. Due primarily to a decrease in the number of loan portfolios we purchase, our cash reserves have been relatively low since the beginning of 2007. Foregoing payment of regular distributions to our unit holders, purchasing portfolios with borrowed funds, an increase in portfolio sales and reduced salaries and benefits in the first quarter of 2008 have helped to offset the effect of lower collections on portfolios. Actual portfolio cash collections were $2.7 million for the three months ended March 31, 2008 compared to $3.4 million for the three months ended March 31, 2007. The decrease in gross collection revenue was partly offset by proceeds from the sale of loan portfolios in the first quarter of 2008 in the amount of $1.4 million, $1.1 million of which was from portfolios that were sold immediately after purchase. This compares to proceeds from portfolio sales of $59,000 in the first quarter of 2007. The provision for portfolio impairment of $381,000 in the first quarter of 2008 was a non-cash item.

Our portfolios provide our principal long-term source of liquidity. Our purchase of portfolios is limited by the amount of cash reserves and borrowed funds we have available and the availability of reasonably priced portfolios. Over time, we expect to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. Many factors, including the economy and our ability to hire and retain qualified collectors, are essential to our ability to collect on our portfolios. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our expected future cash flows.

We plan to continue to focus on maintaining and building cash reserves in 2008. If successful, we intend to use more of our own funds and less borrowed funds to purchase portfolios, in order to reduce the corresponding interest expense and financing costs, with the overall objective of implementing our business plan – to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios, pay our collecting and operating costs and still have a profit. We made net purchases of portfolios for our own account of $377,000 in the first quarter of 2008.

Beginning in April 2003, we began making quarterly distributions to our unit holders. We made a distribution of $161,000 in each of January 2007, April 2007 and July 2007 relating to quarters ended December 31, 2006, March 31, 2007, and June 30, 2007, respectively. In order to provide additional working capital necessary to run our business, however, our Board of Directors decided to forego payment of regular distributions to our unit holders beginning in the third quarter of 2007. Any determination with regard to the payment of future distributions is at the discretion of our Board of Directors and will depend upon our future earnings, financial condition, applicable distribution restrictions and capital requirements and other factors deemed relevant by our Board of Directors. In addition to foregoing distributions to our unit holders, we will continue to monitor our collection infrastructure to maximize efficiencies in an effort to maintain or reduce expenses.

During the first quarter of 2008, we purchased $773,000 (net of that portion that was immediately sold) of loan portfolios.  This compares with net purchases in the first quarter of 2007 of $3.1 million. Our assessment of market conditions, as well as the amount of liquid cash and other financial resources we have available to us, will continue to determine whether and when we purchase portfolios.  In an attempt to compete in a highly competitive marketplace and operate as efficiently as possible, we continue to focus on becoming more sophisticated in determining which portfolios or portions of portfolios provide the greatest return and which bring collection efficiency down and to shift our collections efforts accordingly.

Index

We use a dialer to ensure that our collectors focus on portfolios that continue to show results. By monitoring the results of calls originated through the dialer, we are able to identify portfolios that require more cost to collect than others. At times, generally where we have worked to collect portfolios over an extended period of time, we determine that some of our portfolios’ collection lives have run their course. We sold a number of older portfolios identified by this process in the first quarter of 2008. We believe this process of constantly evaluating portfolio returns against costs of collection should continue to improve the balance between our new and old portfolios. We will continue to sell portfolios or portions of portfolios if we believe market conditions are acceptable and portfolio performance is not up to our expectations.

Excluding the results from portfolio sales in the first quarter 2008, our operating, interest, impairment and other expenses of $2.3 million was approximately equal to our total net revenues from collections of the same amount. We believe these results are partly due to the higher prices of recently purchased portfolios and because of the reduced level of portfolio purchases. We have taken steps to effectively utilize our collections infrastructure by focusing our efforts on collecting the right portfolios or portions of portfolios in an efficient manner, as well as increasing our legal collections efforts.

Based on our cash position and current financial resources, we believe we have adequate capital resources to continue our business as presently conducted for the next twelve months. We plan to continue to use the Varde credit facility to maximize the return on our infrastructure and to continue to reduce variable costs required to collect each dollar of revenue.

Credit Facility

Our agreement with Varde provides us with a source of capital to purchase new portfolios. The agreement provides up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. We will never have outstanding indebtedness approaching the full $25 million at any one time, due to the cumulative nature of the facility. At March 31, 2008, Matterhorn owed $3.1 million under the facility in connection with purchases of certain charged-off loan portfolios. Under the credit facility, Varde has a first priority security interest in Matterhorn’s assets. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of $2.1 million at March 31, 2008. The loan advances have minimum payment threshold points with terms of up to three years and bear interest at the rate of 12% per annum. These obligations are scheduled to be repaid in full on dates ranging from October 2008 to February 2011. Once all funds (including those invested by us) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by us are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. The amount of remaining available credit under the facility at March 31, 2008 was $9.7 million. Matterhorn has borrowed a total of $15.3 million, with $3.1 million outstanding at March 31, 2008.

There can be no assurance that Varde will advance any new money under the facility, because in each instance Varde must approve of the portfolio(s) we propose to acquire and the terms of the acquisition.

The percentage of funds that we contributed to a portfolio purchase using the Varde credit facility in 2007 was generally lower in proportion to the purchase price than in 2005 and 2006, resulting in larger loans and commensurately higher interest expense and other financing costs per loan. We expect this to continue in 2008 unless we are able to sufficiently increase our cash reserves and thereby increase our percentage of participation in Matterhorn purchases, as well as make purchases without Varde funds.

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

Index

On November 27, 2007, we entered into a letter agreement with Varde that modified the loan terms of five of our outstanding loans by extending the loan repayment periods from two to three years, with scheduled minimum payments of principal and interest due every six months during the term. The percentage of the principal balance that is required to be paid on the scheduled due dates varies with each loan. The five loans had an unpaid principal balance of $2.3 million at December 31, 2007. The loans continue to bear interest at the rate of 12% per annum. The other outstanding Varde loans are already on three-year terms since they were made on or after the effective date of the amendment to the Master Loan Agreement with the exception of a loan made on November 11, 2007, with an original principal amount of approximately $240,000, that has a term of two and one-half years. A Matterhorn loan that originated in June 2007 did not generate enough collection revenue to meet its first minimum principal threshold level in December 2007 as called for under the loan agreement with Varde.  A remedial payment to cover the difference was made to Varde in the amount of approximately $16,000 in March 2008.

Under one of the Company’s loan agreements with Varde, the Company was required to pay the balance of the loan in full by the due date of April 30, 2008. The portfolio continues to generate revenue through collections but at a slower rate than forecasted. After discussions with Varde regarding the timing of the payments, the Company requested and Varde has agreed to an amendment to the loan terms that extends the maturity date of the loan from 36 months to 42 months, from April 2008 to October 2008. Under the revised loan terms, considering the portfolio’s cash collections through April 2008, the principal balance of the loan is below the April 2008 minimum payment threshold by $45,000. The Company has not received a notice of default from Varde and anticipates making up this difference in the second quarter of 2008.

Future Cash Expenditures

We plan to continue making expenditures on our legal collections efforts in 2008, but the level of the expenditures will depend on the results of our legal collections efforts from the amounts we invested in the program in 2007. We may from time to time acquire capital assets on an as needed basis. Our most significant capital assets are our dialer and our telephone switch. We are currently in the process of replacing our dialer due to the manufacturer of the dialer no longer supporting the system. We expect the new dialer to perform as well or better than our current dialer. We have spent approximately $33,000 as of March 31, 2008 and anticipate spending an additional approximately $50,000 for the new dialer in 2008.

ITEM 4T.  CONTROLS AND PROCEDURES

In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and our Accounting Manager, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, may be detected. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of March 31, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

An Exhibit Index precedes the exhibits following the signature page and is incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE CAPITAL MANAGEMENT, LLC

May 20, 2008	By:	/s/ David J. Caldwell
(Date)		Name: David J. Caldwell
Its: Chief Operations Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
2.1	Joint Chapter 11 Plan of Reorganization Proposed by Chapter 11 Trustee and the Official Committee of Equity Security Holders effective February 4, 2002 (1)

2.2	First Amended Disclosure Statement Describing Joint Chapter 11 Plan Proposed by Chapter 11 Trustee and the Official Committee of Equity Security Holders approved on October 12, 2001 (1)

3.1	Performance Capital Management, LLC Articles of Organization (1)

3.2	Operating Agreement for Performance Capital Management, LLC (1)

3.3	First Amendment to Operating Agreement for Performance Capital Management, LLC (1)

3.4	Second Amendment to Operating Agreement for Performance Capital Management, LLC (2)

3.5	Third Amendment to Operating Agreement for Performance Capital Management, LLC (5)

4.1	Specimen Performance Capital Management, LLC Unit Certificate (1)

4.2	Specimen Performance Capital Management, LLC Economic Interest Unit Certificate (1)

4.3	Provisions in the Operating Agreement for Performance Capital Management, LLC pertaining to the rights of LLC unit holders (see Exhibits 3.2 and 3.3) (1)

10.1	Office Lease Agreement by and between LBA Realty Fund-Holding Co. II, LLC and Performance Capital Management, LLC dated July 17, 2006 (with confidential portions omitted) (6)

10.2	Master Loan Agreement by and among Performance Capital Management, LLC, Varde Investment Partners, L.P. and Matterhorn Financial Services, LLC, dated June 10, 2004 (4)

10.3	Amendment to Master Loan Agreement by and among Matterhorn Financial Services LLC, Performance Capital Management, LLC and Varde Investment Partners, L.P. dated June 1, 2007 (7)

10.4	Agreement of Employment by and between Performance Capital Management, LLC and David J. Caldwell dated July 11, 2007 (7)

10.5	Agreement of Employment by and between Performance Capital Management, LLC and Darren S. Bard dated July 11, 2007 (7)

10.6	Agreement of Employment by and between Performance Capital Management, LLC and William D. Constantino dated July 11, 2007 (7)

14.1	Code of Business Conduct and Ethics (3)

31.1	Certification of Chief Operations Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Accounting Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Operations Officer and Accounting Manager pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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