Form 10-Q
period 2008-06-30
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2008-08-19
CIK 1221170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2008

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
Yes ☐  No ☒

As of August 1, 2008, the registrant had 549,239 LLC Units issued and outstanding.

PERFORMANCE CAPITAL MANAGEMENT, LLC

Index to
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2008

Index

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

 [MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Performance Capital Management, LLC
Buena Park, California

We have reviewed the accompanying consolidated balance sheet of Performance Capital Management, LLC as of June 30, 2008 and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007, and the consolidated statements of members’ equity and the consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. All information included in these consolidated financial statements is the representation of the management of Performance Capital Management, LLC.

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

/s/  Moore Stephens Wurth Frazer And Torbet, LLP

August 18, 2008
Orange, California

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31,
	(unaudited)	2007
ASSETS

Cash and cash equivalents	$362,730	$693,227
Restricted cash	789,148	397,393
Other receivables	214,422	16,655
Purchased loan portfolios, net	3,063,357	3,222,642
Property and equipment, net	374,505	365,727
Deposits	36,575	36,575
Prepaid expenses and other assets	118,869	107,074

Total assets	$4,959,606	$4,839,293

LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:

Accounts payable	$131,857	$104,517
Accrued liabilities	576,994	601,243
Accrued interest	25,762	37,513
Notes payable	3,694,956	3,630,359
Income taxes payable	16,000	23,580
Total liabilities	4,445,569	4,397,212

COMMITMENTS AND CONTINGENCIES	-	-

MEMBERS' EQUITY	514,037	442,081

Total liabilities and members' equity	$4,959,606	$4,839,293

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:

Portfolio collections, net	$2,064,118	$1,722,267	$4,371,752	$3,609,507
Portfolio sales, net	76,829	24,576	485,002	14,789

TOTAL NET REVENUES	2,140,947	1,746,843	4,856,754	3,624,296

OPERATING COSTS AND EXPENSES:
Salaries and benefits	950,485	1,042,697	1,967,190	2,160,952
General and administrative	761,346	825,533	1,554,471	1,505,023
Provision for portfolio impairment	595,000	-	976,000	-
Depreciation	27,046	25,327	52,038	49,695
Total operating costs and expenses	2,333,877	1,893,557	4,549,699	3,715,670

INCOME (LOSS) FROM OPERATIONS	(192,930)	(146,714)	307,055	(91,374)

OTHER INCOME (EXPENSE):
Interest expense and other financing costs	(97,299)	(137,204)	(218,276)	(287,481)
Interest income	144	5,192	855	8,856
Other income	-	-	9	10,493
Total other expense, net	(97,155)	(132,012)	(217,412)	(268,132)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(290,285)	(278,726)	89,643	(359,506)

INCOME TAX PROVISION	-	-	17,600	13,600

NET INCOME (LOSS)	$(290,085)	$(278,726)	$72,043	$(373,106)

NET INCOME (LOSS) PER LLC UNIT – BASIC AND DILUTED	$(0.53)	$(0.51)	$0.13	$(0.68)

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

					Total
	Member	Unreturned	Abandoned	Accumulated	Members'
	Units	Capital	Capital	Deficit	Equity
Balance, December 31, 2006	550,244	$22,752,550	$1,048,712	$(22,097,635)	$1,703,627

Distributions to investors	-	(321,881)	-	-	(321,881)

Net loss	-	-	-	(373,106)	(373,106)

Balance, June 30 2007 (unaudited)	550,244	22,430,669	1,048,712	(22,470,741)	1,008,640

Adjustment to repurchased units	16	1,706	(592)	(1,114)	-

Reinstatement of units to investors	199	17,338	(17,338)	-	-

Member units returned by investors	(548)	(21,164)	21,164	-	-

Distributions to investors	-	(171,079)	-	-	(171,079)

Net loss	-	-	-	(395,480)	(395,480)

Balance, December 31, 2007	549,911	22, 257,470	1,051,946	(22,867,335)	442,081

Member units returned by investors	(249)	(11,897)	11,897	-	-

Distributions to investors	-	(87)	-	-	(87)

Net income	-	-	-	72,043	72,043

Balance, June 30, 2008 (unaudited)	549,662	$22, 245,486	$1,063,843	$(22,795,292)	$514,037

The accompanying notes are an integral part of these consolidated financial statements.
See Review Report of Independent Registered Public Accounting Firm.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$72,043	$(373,106)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	52,038	49,695
(Increase) decrease in assets:
Other receivables	(197,767)	6,257
Prepaid expenses and other assets	(11,795)	(18,803)
Loan portfolios	159,285	474,732
Deposits	-	42,373
Increase (decrease) in liabilities:
Accounts payable	27,339	(42,838)
Accrued liabilities	(24,249)	122,783
Accrued interest	(11,751)	(4,942)
Income taxes payable	(7,580)	(15,580)
Net cash provided by operating activities	57,563	240,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(60,815)	(28,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in restricted cash	(391,755)	30,563
Borrowings on loans payable	2,292,885	1,396,825
Repayment of loans	(2,228,288)	(1,293,386)
Distributions to investors	(87)	(321,881)
Net cash used in financing activities	(327,245)	(187,879)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(330,497)	24,108

CASH AND CASH EQUIVALENTS, beginning of period	693,227	689,888

CASH AND CASH EQUIVALENTS, end of period	$362,730	$713,996

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

Income taxes paid	$25,180	$29,180
Interest paid	$198,438	$238,526

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

Note 2 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial

See Review Report of Independent Registered Public Accounting Firm

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2 - Basis of Presentation (continued)

statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2007, included in the Company's Current Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008. The results for the six months ending June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

3.
Deferred taxes should be presented in conformity with generally accepted accounting principles. Benefits realized from preconfirmation net operating loss carryforwards should reduce reorganization value in excess of amounts allocable to identifiable assets and other intangibles until exhausted and be reported as a direct addition to paid-in capital thereafter; and

4.
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

See Review Report of Independent Registered Public Accounting Firm

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

Significant estimates have been made by management with respect to the timing and amount of collection of future cash flows from purchased loan portfolios. Among other things, the estimated future cash flows of the portfolios are used to recognize impairment in the purchased loan portfolios. Management reviews the estimate of future collections and it is reasonably possible that these estimates may change based on actual results and other factors. A change could be material to the financial statements.

Recent Accounting Pronouncements

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s consolidated financial statements.

See Review Report of Independent Registered Public Accounting Firm

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s consolidated financial statements.

Cash and Cash Equivalents

The Company defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $858,000 as of June 30, 2008.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2008, management expects these assets to be fully recoverable.

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

See Review Report of Independent Registered Public Accounting Firm

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

See Review Report of Independent Registered Public Accounting Firm

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

See Review Report of Independent Registered Public Accounting Firm

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Members’ Equity

Members’ equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of June 30, 2008, PCM LLC had 525,989 voting LLC units and 23,673 non-voting LLC units. Retired or abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC’s plan of reorganization to eliminate the interests of PCM LLC members that PCM LLC has not been able to locate.  In January 2008 and April 2008, one member voluntarily returned 99 LLC units and one member voluntarily returned 150 LLC units, respectively, to the Company. The forfeited LLC units represented each member’s entire respective investment interest in the Company.

Adjustments and Reclassifications

Certain adjustments have been made to the financial statements that were previously filed for the three and six month periods ended June 30, 2007 due to application of the interest method of accounting under SOP 03-03 for most of the portfolios purchased after January 1, 2007.  The interest method of accounting was first applied in the Company’s report on Form 10-QSB for the three and nine month periods ended September 30, 2007. Use of the interest method in the financial statements for the three and six month periods ended June 30, 2007 resulted in an increase in net revenues from portfolio collections by $99,620 and a decrease in the net loss by $99,620.  Use of the interest method also resulted in an increase to earnings (loss) per LLC unit. For the three and six month periods ended June 30, 2007, earnings (loss) per LLC unit were ($0.51) and ($0.68), respectively, compared to ($0.69) and ($0.86) as shown previously. Certain amounts in the prior year have been reclassified to conform to the current year financial statement presentation.

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

See Review Report of Independent Registered Public Accounting Firm

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

Note 5 - Purchased Loan Portfolios

The Company acquires loan portfolios from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at June 30, 2008 and December 31, 2007 totaled approximately $802 million and $796 million, respectively.

The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the net present value of estimated future cash flows expected to be collected, a valuation allowance is recognized in the amount of such impairment.

See Review Report of Independent Registered Public Accounting Firm

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Purchased Loan Portfolios (continued)

The carrying amount of purchased loan portfolios included in the accompanying consolidated balance sheets is as follows:

	As of	As of
	June 30, 2008	Dec. 31, 2007
Unrecovered cost balance beginning of period	$3,582,983	$5,059,283
Valuation allowance, beginning of period	(360,341)	(58,341)
Net balance, beginning of period	3,222,642	5,000,942
Net portfolio activity	816,715	(1,476,300)
Subtotal	4,039,357	3,524,642
Provision for portfolio impairment	(976,000)	(302,000)
Net balance, end of period	$3,063,357	$3,222,642

Purchases by Quarter

The following table summarizes portfolio purchases the Company made during each of the first and second quarters of 2008 and during the year ended December 31, 2007, that were accounted for using the interest method, and the respective purchase prices (in thousands):

	For the three	For the three	For the year
	months ended	months ended	ended
	March 31, 2008	June 30, 2008	December 31, 2007

Fair Value Date of Purchase	$0.7 million	$0.7 million	$2.8 million

Forward Flow Allocation (Accretable Yield )	$0.9 million	$0.9 million	$3.6 million

During the six months ended June 30, 2008, the Company purchased $2.9 million of loan portfolios, $1.3 million of which was immediately sold after being purchased. The Company used the cost recovery method for a $62,000 portion of the $1.6 million net amount of the loan portfolios that the Company retained because that portion’s future collections could not be reasonably estimated. During the year ended December 31, 2007, the Company purchased $3.3 million of loan portfolios, $204,000 of which was immediately sold after being purchased. The Company used the cost recovery method for a $300,000 portion of the $3.1 million net amount of the loan portfolios that the Company retained because that portion’s future collections could not be reasonably estimated.

Changes in Investment in Purchased Loan Portfolios

The Company utilizes the interest method for most loan portfolios purchased after December 31, 2006.  Revenue related to the Company’s investment in purchased loan portfolios consists of two components: (i) revenue from those loan portfolios purchased in 2007 and 2008 that have a remaining book value and are accounted for on an accrual basis under the interest method (“Accrual Basis Portfolios”); and (ii) revenue from those portfolios that have no remaining cost basis that are accounted for under the cost recovery method of accounting for which every dollar of gross collections is recorded as zero basis revenue.

See Review Report of Independent Registered Public Accounting Firm

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Purchased Loan Portfolios (continued)

Prior to January 1, 2007, the Company was not reasonably able to estimate the amount and timing of future cash collections on a pool of loan portfolios. All portfolios were accounted for using the cost recovery method (“Cost Recovery Portfolios”). Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. As of June 30, 2008, the portfolios accounted for using the cost recovery method consisted of $300,000 in net book value of investment in loan, where future cash flows could not be reasonably estimated.

The activity in the loan portfolios in the accompanying consolidated financial statements is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Balance, beginning of period	$3,131,404	$3,827,422	$3,222,642	$5,000,942
Purchased loan portfolios	1,084,405	2,014,955	2,886,069	2,402,939
Collections on loan portfolios	(2,173,144)	(2,931,631)	(4,827,088)	(6,312,057)
Sales of loan portfolios	(373,789)	(96,082)	(1,810,629)	(154,613)
Revenue recognized on collections	2,064,118	1,722,267	4,371,752	3,609,507
Revenue recognized on sales	76,829	24,576	485,002	14,789
Cash collection applied to principal	(151,466)	(35,297)	(288,391)	(35,297)
Provision for portfolio impairment	(595,000)	-	(976,000)	-
Balance, end of period	$3,063,357	$4,526,210	$3,063,357	$4,526,210

Projected  Amortization of Portfolios

As of June 30, 2008, the Company had approximately $3.1 million in investment in purchased loan portfolios, of which approximately $2.8 million is accounted for using the interest method. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in purchased loan portfolios under the interest method is as follows:

For the Years Ended June 30,	Amortization
2009	$795,000

2010	$765,000

2011	$649,000

2012	$424,000

2013	$134,000

$2,767,000

See Review Report of Independent Registered Public Accounting Firm

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Purchased Loan Portfolios (continued)

Accretable Yield

Accretable yield represents the amount of income recognized on purchased loan portfolios under the interest method that the Company can expect to generate over the remaining life of its existing pools of portfolios based on estimated future cash flows as of June 30, 2008.  Changes in accretable yield for the six months ended June 30, 2008 and the year ended December 31, 2007, were as follows:

	Six months
	Ended	Year ended
	June 30, 2008	Dec. 31, 2007
Balance at the be beginning of the period	$2,523,000	$-
Additions, net	1,882,000	3,628,000
Income recognized on portfolios, net	(629,000)	(803,000)
Provision for portfolio impairment	(1,486,000)	(302,000)
Reductions on existing portfolios	(93,000)	-
Balance at the end of the period	$2,197,000	$2,523,000

The valuation allowances related to the loan portfolios at  June 30, 2008 and  December 31, 2007 are as follows:

	Six months ended
	June 30, 2008	Dec. 31, 2007
Valuation allowance, beginning of period	$360,341	$58,341
Increase in valuation allowance due to portfolio impairment	976,000	302,000
Valuation allowance, end of period	$1,336,341	$360,341

Note 6 - Property and Equipment

Property and equipment is as follows:

	As of	As of
	June 30, 2008	Dec. 31, 2007
Office furniture and equipment	$432,139	$432,139
Computer equipment	721,736	660,921
Leasehold improvements	113,502	113,502
Totals	1,267,377	1,206,562
Less accumulated depreciation	(892,872)	(840,835)
Property and equipment, net	$374,505	$365,727

Depreciation expense for the quarters ended June 30, 2008 and 2007 amounted to $27,046 and $25,327, respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 amounted to $52,038 and $49,695, respectively.

See Review Report of Independent Registered Public Accounting Firm

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

PCM LLC’s wholly-owned subsidiary Matterhorn owed approximately $3.7 million and $3.6 million at June 30, 2008 and December 31, 2007, respectively, under the facility in connection with its purchase of certain charged-off loan portfolios. The total amount borrowed under the facility was approximately $16.5 million and $14.3 million at June 30, 2008 and December 31, 2007, respectively.

Each loan has minimum payment threshold points, a term of up to three years and bears interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from October 2008 to June 2011, with the approximate following principal payments due:

Twelve Months Ending
June 30,
2009	$2.2 million
2010	$0.9 million
2011	$0.6 million

Once all funds (including funds invested by the Company) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by the Company are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. Varde has a first priority security interest in all the assets of Matterhorn, securing repayment of its loans and payment of its residual interest. PCM LLC, our parent operating company, has guaranteed certain of Matterhorn's operational obligations under the loan documents. The amount of remaining available credit under the facility was approximately $8.5 million and $10.7 million at June 30, 2008 and December 31, 2007, respectively. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of approximately $2.5 million at June 30, 2008.

A Matterhorn loan portfolio that was purchased using Varde financing in June 2007 did not generate enough collection revenue to meet its first minimum principal threshold point in December 2007 that was called for under the loan agreement with Varde. In March 2008, the Company made a remedial payment of approximately $16,000 to Varde to cover the difference. This loan portfolio again failed to meet its minimum principal threshold point in June 2008, as called for under the loan agreement with Varde, by approximately $60,000. The Company is currently exploring selling a portion of this portfolio to bring the loan in compliance with the minimum principal threshold amount. Another loan portfolio that was purchased using Varde financing in November 2007 did not generate enough collection revenue to meet its first minimum principal threshold point in May 2008 that was called for under the loan agreement with Varde. In June 2008, the Company made a remedial payment of approximately $22,000 to Varde to cover the difference.

See Review Report of Independent Registered Public Accounting Firm

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 – Notes Payable (continued)

Under one of the Company’s loan agreements with Varde that was entered into in April 2005, the Company was required to pay the balance of the loan in full by the due date of April 30, 2008. The portfolio continues to generate revenue through collections but at a slower rate than forecasted. After discussions with Varde regarding the timing of the payments, the Company requested and Varde has agreed to an amendment to the loan terms that extends the maturity date of the loan from 36 months to 42 months, from April 2008 to October 2008. Under the revised loan terms, considering the portfolio’s cash collections through April 2008, the principal balance of the loan did not meet the April 2008 required minimum principal threshold point by approximately $45,000. The Company has not received a notice of default from Varde and anticipates paying this loan off in full by the fourth quarter of 2008.

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

The base rent will increase on a yearly basis throughout the term. Future minimum lease commitments under the Buena Park lease for the twelve months ended June 30, will be:

Year ending	Approximate Annual
June 30	Lease Commitments
2009	$ 345,000
2010	$ 353,000
2011	$ 355,000
2012	$ 358,000
2013	$ 364,000
Thereafter	$ 242,000

In  addition  to  the  base rent, PCM LLC must pay its pro rata share of the increase in operating expenses, property taxes and property insurance for the building above the total dollar amount of operating expenses, property taxes and property  insurance  for  the 2006 base calendar  year.

The building lease contains provisions for incentive payments, future rent increases, or periods in which rent payments are reduced. As the Company recognizes rent expense on a straight-line basis, the difference between the amount paid and the amount charged to rent expense is recorded as a liability. The amount of deferred rent liability at June 30, 2008 and December 31, 2007 was $209,000 and $222,000, respectively.  Rental expense for the three months ended June 30, 2008 and 2007 amounted to approximately $80,000 for each quarterly period.  Rental expense for the six months ended June 30, 2008 and 2007 amounted to approximately $160,000 for each six month period.  PCM LLC is obligated under two five-year equipment leases, one expiring in 2009 with minimum payments of $4,800 per year and the other lease expiring in 2011 with minimum payments of $3,900 per year.

Note 9 - Earnings Per LLC Unit

Basic and diluted earnings per LLC unit are calculated based on the weighted average number of LLC units issued and outstanding, 549,737 for the six months  ended June 30, 2008 and 550,244 for the six months ended June 30, 2007.

See Review Report of Independent Registered Public Accounting Firm

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

Note 11 – Subsequent Event

In July 2008, two members voluntarily returned 423 LLC units to the Company. The forfeited LLC units represent each member’s entire investment interest in the Company.

See Review Report of Independent Registered Public Accounting Firm

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

We frequently sell certain portions of portfolios we purchase, in many instances to retain those accounts that best fit our collection profile and to reduce our purchase commitment by reselling the others. We then collect those accounts we retain as a distinct portfolio. We do not generally purchase loan portfolios solely with a view to their resale, and for this reason we generally do not show portfolios on our balance sheet as “held for investment.” From time to time we sell some of our portfolios either to capitalize on market conditions, to dispose of a portfolio that is not performing or to dispose of a portfolio whose collection life, from our perspective, has run its course. At times we also sell portions of portfolios to cover shortfalls in principal payments on the loans used to purchase the portfolios. When we engage in these sales, we continue collecting the accounts right up until the closing of the sale.

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

Historically, our statement of operations has generally reported proportionately low net revenues in periods that have substantial collections of recently purchased portfolios, due to the “front-loaded” cost basis recovery associated with portfolios where we use the cost basis recovery method. As a result, during times of rapid growth in our portfolio purchases (and probably for several quarters thereafter), our statement of operations has shown a net loss. The use of the interest method of accounting as of January 1, 2007, eliminates this front-loading effect by amortizing the portfolio loan costs over the expected life of the loan portfolio. With fewer purchases and more collections from older portfolios whose cost bases have been completely recovered, along with the use of the interest method of accounting, our statement of operations is expected to begin reporting net income, assuming our portfolios perform over time as anticipated and we collect them in an efficient manner.

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

CRITICAL ACCOUNTING POLICIES

Investments in Portfolios

We present investments in portfolios on our consolidated balance sheet at the lower of cost, market, or estimated net realizable value. As discussed above, we reduce the cost basis of a portfolio or a pool on a proportionate basis when we sell a portion of the portfolio, and we treat amounts collected on a portfolio or pool as a reduction to the carrying basis of the portfolio (i) on an individual portfolio basis using the cost recovery method and (ii) over the life of the pool using the interest method. When we present financial statements, we assess the estimated net realizable value of our portfolios or pools each quarter on a portfolio-by-portfolio basis under the cost recovery method or on a pooling basis under the interest method of accounting, and we reduce the value of any portfolio or pool that has suffered impairment because its cost basis exceeds its estimated net realizable value. Estimated net realizable value represents management’s estimates, based upon present plans and intentions, of the discounted present value of future collections. We must make assumptions to determine estimated net realizable value, the most significant of which are the magnitude and timing of future collections and the discount rate used to determine present value. Our calculation of net realizable value does not take into account the cost to collect the future cash streams. Using the cost recovery method, once we write down a particular portfolio we do not increase it in subsequent periods if our plans and intentions or our assumptions change. Using the interest method, if the cash flow estimates increase subsequent to recording an impairment, a reversal of the previously recognized impairment is made prior to any increases to the IRR.

We account for our investment in loan portfolios in accordance with the provisions of The American Institute of Certified Public Accountants, or AICPA, previously issued SOP, 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-03”), using either the interest method or the cost recovery method. SOP 03-03 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased loans, or “pools,” and subsequent changes to those estimated cash flows. For portfolios purchased on or before December 31, 2006, and for portfolios purchased after that date where the amount and timing of future cash collections on a pool of loans are not reasonably estimable, we account for such portfolios using the cost recovery method. If the accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information is not available to estimate future cash flows, then they are not aggregated with other portfolios and they are accounted for under the cost recovery method.

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

Credit Facility

As discussed in greater detail below, our credit facility with Varde Investment Partners, L.P. (“Varde”) provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in July 2009. The facility provides for Varde to receive a residual interest in portfolio collections after all funds invested in the portfolio have been repaid (with interest) and all servicing fees have been paid. We do not record a liability for contingent future payments of residual interests due to the distressed nature of the portfolio assets and the lack of assurance that collections sufficient to result in a liability will actually occur. When such payments actually occur, we will reflect them in our statement of operations as other financing costs. For the foreseeable future, we intend to continue seeking new portfolio purchases using our loan facility with Varde.

OPERATING RESULTS

For ease of presentation in the following discussions of “Operating Results” and “Liquidity and Capital Resources”, we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

Comparison of Results for the Quarters Ended June 30, 2008 and 2007

The following discussion compares our results for the three months ended June 30, 2008, to the three months ended June 30, 2007. We had a net loss of $290,000 for the three months ended June 30, 2008, as compared to a net loss of $279,000 for the three months ended June 30, 2007.

Revenue

Our gross collections from portfolios are decreasing significantly as we experience the effects of fewer portfolio purchases, lower than projected performance of our portfolios and a significant slow down in the economy. While prices of loan portfolios have fallen recently, we believe they are still somewhat inflated relative to the economic conditions in the industry. The downturn in the economy appears to have resulted in a decrease in debtor liquidity, which generally has the effect of reducing the number of collectable accounts and increasing the time and resources it takes to collect amounts owed. In the three months ended June 30, 2007, our gross collections on loan portfolios were $2.9 million due principally to the relatively large portfolio purchases we made in 2005 and the first quarter of 2006. In the three months ended June 30, 2008, our gross collections on loan portfolios were $2.2 million, a $758,000 decrease over the same period in 2007.

Our consolidated statement of operations, however, shows an increase in total net revenues of $394,000 to $2.1 million for the three months ended June 30, 2008, from $1.7 million for the three months ended June 30, 2007. The increase in total net revenues reflected on our consolidated statement of operations was due to the following:
▪	The effect of using the interest method of accounting to recognize revenue from the majority of the portfolios we purchased after December 31, 2006;

Index

▪
In the first half of 2007, most of the collections revenue was generated from portfolios purchased prior to 2007 and therefore accounted for using the cost recovery method, which postpones revenue recognition until the cost of the portfolio is fully recovered, and a higher amount of loan portfolios were fully recovered in the second quarter of 2008 than in the same period in 2007 thereby reducing the amount of cost recovery applied against gross collections; and

▪
A period-to-period increase in net revenues from portfolio sales of $52,000, with $77,000 generated during the three months ended June 30, 2008 as compared to $25,000 generated during the three months ended in 2007.

Portfolio collections provided 96.4% of our total net revenues for the three months ended June 30, 2008, and 98.6% of our total net revenues for the three months ended June 30, 2007 due to a period-to-period increase in portfolio sales. The increase in net revenues from portfolio collections does not, however, take into consideration the $595,000 provision for portfolio impairment under operating costs and expenses, which is the result of lower than projected portfolio performance and which results in the $290,000 net loss. Also, if we exclude the effect of portfolio sales, our net loss for the three months ended June 30, 2008 decreases to a net loss of $367,000, as compared to a net loss of $303,000 for the three months ended June 30, 2007.

In an effort to increase the number of accounts we service to maximize use of our collection infrastructure, we started a program within Performance Capital Management to collect debt owned by others. Since January 2007, we have entered into two third-party collection arrangements. Third-party debt collection arrangements are generally commission-based with the objective of earning fees in excess of the costs to collect. We will enter into third-party collection arrangements that we believe will produce enough income in fees to generate net returns. In the three months ended June 30, 2008, we generated $91,000 in net revenue from third-party collections (and $172,000 for the six months ended June 30, 2008). Our success with this program is largely dependent upon the volume of such arrangements we secure and the quality and types of debt we service for third parties. If the portfolios have been heavily worked or we are not experienced at collecting the type of accounts being serviced, we may not generate income from such third party collections in excess of our costs of collection. During 2008, we plan to periodically assess the performance of our third-party collections program to determine if we should continue or eliminate it. This decision will be based largely upon our ability to expand the number of arrangements where we are collecting on behalf of others and the level of total collections we generate from such arrangements.

In addition to acquiring our own portfolios and acting as a third-party collection agency, we are using other collection strategies in an effort to increase our revenues and collection efficiency, such as expanding use of our legal collections program to collect specific accounts determined to be suitable for such an approach and improving the accuracy and currency of debtor contact information contained in our databases. During 2007, we substantially increased our legal collections efforts primarily using third party law firms in an attempt to generate revenue from accounts we believe might otherwise not be collectible. The level of our expenditures on legal collections going forward is, however, expected to be significantly lower than the level of expenditures we made in 2007 due to: (i) increased use of our in-house legal collections program, which has a lower cost to revenue ratio than outsourcing legal collections to third parties; (ii) continued monitoring of the amount of revenue generated from such efforts in relation to the expenditures; and (iii) selecting fewer accounts for legal collections by continuing to fine-tune our selection criteria.

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

Index

Net revenues from portfolio sales of $77,000 in the second quarter of 2008 was the result of selling older portfolio accounts. We may engage in further sales to capitalize on market conditions, dispose of a portfolio that is not performing or dispose of a portfolio whose collection life, from our perspective, has run its course. At times we also sell portions of portfolios to cover shortfalls in principal payments on the loans used to purchase the portfolios. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but do not expect to generate substantial net revenues from these sales.

Operating Expenses

Our total operating costs and expenses increased to $2.3 million in the three months ended June 30, 2008 from $1.9 million in three months ended June 30, 2007, a $440,000 increase, as a result of a second quarter 2008 impairment expense of $595,000, due to actual portfolio collections coming in at a slower rate than forecasted using the interest method. The effect of the portfolio impairment of $595,000 was slightly offset by the decrease in general and administrative expenses of $64,000 and salaries and benefits of $92,000.

Our ratio of operating costs and expenses to gross collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, was 107.4% for the quarter ended June 30, 2008 as compared to 64.6% for the quarter ended June 30, 2007. The decline in collection efficiency is the result of a decrease in gross collection revenues and a corresponding increase in operating costs and expenses, primarily due to the provision for portfolio impairment of $595,000.

Our interest expense and other financing costs were $97,000 and $137,000 in the three months ended June 30, 2008 and 2007, respectively, a $40,000 decrease. The decrease was due primarily to paying down debt owed to Varde. Due to the recent June 2008 Varde loans to finance portfolio purchases, the amount we owe to Varde increased to $3.7 million at June 30, 2008, compared to $3.6 million at June 30, 2007. We intend to continue monitoring the magnitude of the change in the margin by which our total collection revenues exceed our operating costs and expenses relative to the principal and interest we pay to Varde under the credit facility to determine whether the Varde facility is providing additional liquidity to us or resulting in loan payments that will deplete our cash balances.

Total salaries and benefits expenses together with total general and administrative expenses decreased to $1.7 million for the three months ended June 30, 2008, compared to $1.9 million for the three months ended June 30, 2007. This decrease in expenses associated with collecting portfolios is the result of a decrease in portfolio purchases as well as a reduction in collection and administrative personnel. In 2008, we expect our operating expenses, excluding impairment charges, to remain at or below our 2007 level of operating expenses due to our efforts to adjust our infrastructure to correspond to our portfolio purchases and other collection activities.

Comparison of Results for the Six Months Ended June 30, 2008 and 2007

The following discussion compares our results for the six months ended June 30, 2008, to the six months ended June 30, 2007. We had net income of $72,000 for the six months ended June 30, 2008, as compared to a net loss of $373,000 for the six months ended June 30, 2007.

Revenue

As discussed above in the quarter-to-quarter comparison, our gross collections from portfolios are decreasing significantly as we experience the effects of fewer portfolio purchases, lower than projected performance of our portfolios and a significant slow down in the economy. The decrease in debtor liquidity from a down economy has the effect of reducing the number of collectable accounts and increasing the time it takes to collect amounts owed. In the six months ended June 30, 2007, our gross collections on loan portfolios were $6.3 million due principally to the relatively large portfolio purchases we made in 2005 and the first quarter of 2006. In the six months ended June 30, 2008, our gross collections on loan portfolios were $4.8 million, a $1.5 million decrease over the same period in 2007.

Index

Our consolidated statement of operations, however, shows an increase in total net revenues of $1.2 million to $4.9 million for the six months ended June 30, 2008, from $3.6 million for the three months ended June 30, 2007. The increase in total net revenues reflected on our consolidated statement of operations was due to the following:

▪	The effect of using the interest method of accounting to recognize revenue from the majority of the portfolios we purchased after December 31, 2006;
▪
In the first half of 2007, most of the collections revenue was generated from portfolios purchased prior to 2007 and therefore accounted for using the cost recovery method, which postpones revenue recognition until the cost of the portfolio is fully recovered, and in the first half of 2008, a higher amount of these loan portfolios were fully recovered than in the same period in 2007, thereby reducing the amount of cost recovery applied against gross collections; and

▪
A period-to-period increase in net revenues from portfolio sales of $470,000, with $485,000 generated during the six months ended June 30, 2008 as compared to $15,000 generated during the six months ended in 2007.

Portfolio collections provided 90.0% of our total net revenues for the six months ended June 30, 2008, and 99.6% of our total net revenues for the six months ended June 30, 2007 due to a period-to-period increase in portfolio sales. The increase in net revenues from portfolio collections does not, however, take into consideration the $1.0 million provision for portfolio impairment under operating costs and expenses, which is the result of lower than projected portfolio performance. Also, if we exclude the effect of portfolio sales, our net loss for the six months ended June 30, 2008 decreases to a net loss of $413,000, as compared to a net loss of $388,000 for the six months ended June 30, 2007.

We purchased $3.3 million of new portfolios ($3.1 million after considering the portion that was immediately sold) in the year ended December 31, 2007, as compared to $4.2 million of portfolio purchases in the year ended December 31, 2006. In the first six months of 2008, we purchased $1.6 million of loan portfolios, net of the $1.3 million portion that was sold immediately after its purchase. If we are unable to acquire new portfolios that meet our criteria for generating net income, we expect our cash collection revenues to remain flat or continue to decline, which decreases the amount of funds we have available to purchase new loan portfolios and pay for operating expenses. We expect our portfolio purchases in 2008 to be at or lower than our portfolio purchases in 2007. In an effort to offset relatively lower overall portfolio purchases in 2006 and 2007 and maintain collection efficiency, we began implementing other collection strategies in 2007, such as serving as a third-party collection agency and expanding use of the judicial process to collect specific accounts determined to be suitable for such an approach, as well as improving the accuracy and currency of debtor contact information contained in our databases, but have not realized significant gains from these strategies to date partly due to the significant upfront investment required for third-party and legal collections.

Net revenues from portfolio sales of $485,000 in the first half of 2008 was primarily the result of selling older portfolio accounts where the initial purchase costs have been fully recovered.  We may engage in further sales to capitalize on market conditions, dispose of a portfolio that is not performing or dispose of a portfolio whose collection life, from our perspective, has run its course. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but do not expect to generate substantial net revenues from these sales.

During the six months ended June 30, 2008, we generated positive cash flow from operating activities of $58,000, as compared to $241,000 in the same period in 2007, a $183,000 decrease. We paid down third-party loans by $2.2 million. At the same time, total members’ equity increased by $72,000 in the six months ended June 30, 2008, which is the amount of net income for the six months ended June 30, 2008.

The net income in the six months ended June 30, 2008 was $72,000 compared to a $373,000 loss in the six months ended June 30, 2007. The net income was primarily due, however, to recent sales of loan portfolios and the use of the interest method of accounting, which recognizes revenue over the life of a loan portfolio instead of waiting to recognize it until the cost of a portfolio has been fully recovered, and not to income generated from operations. As discussed previously, if we exclude the effect of portfolio sales, we would have incurred a net loss of $413,000 in the six months ended June 30, 2008. Also, operating costs and expenses, including the provision for portfolio impairment, increased by $834,000 in first half of 2008 as compared to the first half of 2007. This was due primarily to the provision for portfolio impairment of $1.0 million, which was the result of our portfolios generating much less collections revenue than we expected. The impairment was slightly offset by a decrease in salaries and benefits expenses from a reduction in staff during the six months ended June 20, 2008.

Index

Operating Expenses

Our total operating costs and expenses increased to $4.5 million in the six months ended June 30, 2008 from $3.7 million in six months ended June 30, 2007, an $834,000 increase, due to: (i) a $49,000 increase in general and administrative expenses primarily associated with the increase in consulting costs, collection costs,  and offset by lower accounting and legal expenses; and (ii) an impairment expense of $1.0 million, due to actual portfolio collections coming in at a slower rate than forecasted using the interest method.  The effect of the portfolio impairment of $1.0 million was slightly offset by the $194,000 decrease in salaries and benefits expenses.

Our ratio of operating costs and expenses to gross collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, was 94.3% for the six months ended June 30, 2008 as compared to 58.9% for six months ended June 30, 2007. The decline in collection efficiency is the result of the $1.0 million provision for portfolio impairment.

Our interest expense and other financing costs were $218,000 and $287,000 in the six months ended June 30, 2008 and 2007, respectively, a $69,000 decrease. The decrease was due primarily to paying down the debt that is owed to Varde.  Due to the recent June 2008 Varde loans to finance portfolio purchases, the Varde debt increased to $3.7 million at June 30, 2008, from $3.6 million at December 31, 2007.  We intend to continue monitoring the magnitude of the change in the margin by which our total collection revenues exceed our operating costs and expenses relative to the principal and interest we pay to Varde under the credit facility to determine whether the Varde facility is providing additional liquidity to us or resulting in loan payments that will deplete our cash balances.

The total of salaries and benefits together with general and administrative expenses in the six months ended June 30, 2008 decreased from $3.7 million to $3.5 million as compared to the six months ended June 30, 2007. The decrease was due primarily to a reduction in collection and administrative personnel resulting in a decrease in salaries and benefits expenses of $194,000.  This was offset by an increase in general and administrative expenses of $49,000. In 2008, we expect our operating expenses, excluding impairment charges, to remain at or below our 2007 level of operating expenses due to our efforts to adjust our infrastructure to the level of our portfolio purchases and other collection activities. If we continue to incur significant portfolio impairments, however, decreases in our operating expenses will be largely offset by such impairments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased during the first six months of 2008. Cash and cash equivalents, including restricted cash, was $1.2 million at June 30, 2008 compared to a balance of $1.1 million at December 31, 2007.  Restricted cash was $789,000 at June 30, 2008, compared to $397,000 at June 30, 2007.  During the six months ended June 30, 2008, our portfolio collections and sales generated $6.6 million of cash, we borrowed $2.3 million, and we used $5.4 million for operating and other activities, $1.6 million for purchases of new portfolios (net of the $1.3 million portion that was immediately sold), and $2.2 million to repay loans.

Historically, our primary sources of cash have been cash flows from operations and borrowings. Recently, cash has been used for acquisitions of loan portfolios, repayments of borrowings, purchases of property and equipment, growing our third party and legal collections programs and general working capital.

The net income of $72,000 was largely due to the sale of older portfolios whose cost bases had been fully recovered, which generated total proceeds in the first six months of 2008 of $1.8 million, $1.0 million of which was from portfolios that were sold immediately after purchase (compared to total proceeds from portfolio sales of $155,000 in the first half of 2007). The net income from these sales was $485,000. Without these sales, we would have incurred a net loss of $413,000.

The cash we generate from portfolio collections has been steadily declining. Actual portfolio cash collections decreased by $1.5 million to $4.8 million for the six months ended June 30, 2008, as compared to $6.3 million for the six months ended June 30, 2007. We can attribute the significant decline to fewer portfolio purchases and the underperformance of our portfolios (collections coming in at a slower rate than we projected). The slower rate of collections can largely be attributed to a slow down in the economy, which has contributed to debtors inability to pay or delayed repayment of the debt.

The reasons for the problems being experienced not only by PCM but throughout this industry include the credit crunch, the mortgage meltdown, and the rise in unemployment, inflation, foreclosures, and bankruptcy filings. As a result, the most recent issue of the collection industry magazine Credit & Collection Risk reports, “over-leveraged consumers – burdened by too much credit card and mortgage debt – cannot repay their creditors.”  Bankruptcy filings increased by 48% in April from the same period a year ago.  Foreclosures in the first quarter of 2008 rose 23% from the previous quarter, and 112% from the first quarter of 2007.  In March the unemployment rate hit 5.1%, the highest mark since 2005, and is now forecast to rise to between 5.5% and 5.7%.  Many agencies report that recoveries on debt are down by an average of 20% this year over last – a drop consistent with our own collection experience in that period.

Index

Looking ahead, Credit & Collection Risk concludes, “it is hard to predict when the economy might improve” – especially as the radical increase in the price of oil makes itself felt not just in rising gas prices but in many other dimensions of economic activity.  Most observers are reported to believe that stabilization will take between six and 18 months. Optimistic projections suggest a recovery is possible beginning in mid-2009.

The cash constraint has a compounding effect because it results in (i) further reducing our loan portfolio purchases and (ii) increasing our use of financing to purchase portfolios, which commensurately increases the transactional costs of a portfolio purchase. We expect this trend to continue unless the economy improves, our portfolio collections commensurately improve and we are able to purchase additional portfolios at reasonable prices. If cash collections continue to decline, we may be unable to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios and pay our collecting and operating costs, which could result in a material reduction in our operations or an inability to continue our operations.

In the meantime, we have begun instituting cost-cutting measures in an effort to address the lower cash collections by foregoing payment of regular distributions to our unit holders, purchasing portfolios with borrowed funds, increasing portfolio sales and reducing salaries and benefits through a reduction in our administrative and collection personnel. In addition to cost cutting, we are also taking steps to increase our cash collections by using legal collections for a greater number of accounts than we have in the past and collecting accounts on behalf of third parties. However, both of these efforts require front-end investment with the goal of producing positive cash flow in the future, which could further deplete our cash reserves in the meantime. Our goal is to achieve at least break-even results until economic conditions improve enough for us to secure additional capital and increase our portfolio purchases and collections.

Beginning in April 2003, we began making quarterly distributions to our unit holders. We made a distribution of $161,000 in each of January 2007, April 2007 and July 2007 relating to quarters ended December 31, 2006, March 31, 2007, and June 30, 2007, respectively. In order to provide additional working capital necessary to run our business, however, our Board of Directors decided to forego payment of regular distributions to our unit holders beginning in the third quarter of 2007. Any determination with regard to the payment of future distributions is at the discretion of our Board of Directors and will depend upon our future earnings, financial condition, applicable distribution restrictions and capital requirements and other factors deemed relevant by our Board of Directors. In addition to foregoing distributions to our unit holders, we will continue to monitor our collections infrastructure to maximize efficiencies in an effort to maintain or reduce expenses.

In the first half of 2008, we have reduced our collection and administrative staff in an effort to align our operating expenses to our lower collections revenues resulting primarily from fewer portfolio purchases. As of March 1, 2008, we had a total of 83 full-time employees and 3 part-time employees. As of June 30, 2008, we had a total of 74 full-time employees and 3 part-time employees. Our reduction in collections staff, however, must take into consideration the significant upfront investment in recruiting and training collection personnel and the need to retain enough collectors to effectively service our portfolios. In an effort to reduce costs associated with fluctuations in the number of collection personnel we employ, we may increase our use of third-party collection agencies to service portions of our loan portfolios when the volume of our loan portfolios exceeds the capacity of our existing collections infrastructure to service them.

Our portfolios provide our principal long-term source of liquidity. Our purchase of portfolios is limited by the amount of cash reserves and borrowed funds we have available and the availability of reasonably priced portfolios. Over time, our goal is to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. Many factors, including the state of the economy, paying too much for a portfolio, the liquidity of debtors, and our ability to hire and retain qualified collectors, may impact our ability to collect an amount of cash necessary to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios, pay our collecting and operating costs and still have a profit. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our expected future cash flows. Although non-cash items, the provision for portfolio impairment of $381,000 in the first quarter of 2008 and $595,000 in the second quarter of 2008 reveal a continued decline in the performance of our portfolios as compared with our projections. We are in the process of assessing the timing and amount of our portfolio cash collections estimates under the interest method of accounting and will begin making adjustments to those estimates in an effort to align our projections to the factors, including those discussed above, that determine what we can expect to collect on our portfolios.

Index

During the first half of 2008, we purchased $1.6 million (net of that portion that was immediately sold) of loan portfolios, $377,000 of which was purchased for our own account. This compares with net purchases in the first six months of 2007 of $2.4 million, $683,000 of which was purchased for our own account. Our assessment of market conditions, as well as the amount of liquid cash and other financial resources we have available to us, will continue to direct whether and when we purchase portfolios.

In an attempt to compete in a highly competitive marketplace and operate as efficiently as possible, we continue to focus on becoming more sophisticated in determining which portfolios or portions of portfolios provide the greatest return and which bring collection efficiency down and to shift our collections efforts accordingly. We use a dialer to assist our collectors with focusing on portfolios that continue to show results. By monitoring the results of calls originated through our dialer, we are able to identify portfolios that require more cost to collect than others. At times, generally where we have worked to collect portfolios over an extended period of time, we determine that some of our portfolios’ collection lives have run their course. We sold a number of older portfolios identified by this process in the first half of 2008. We believe this process of constantly evaluating portfolio returns against costs of collection should continue to improve the balance between our new and old portfolios. We will continue to sell portfolios or portions of portfolios if we believe market conditions are acceptable and portfolio performance is not up to our expectations.

Based on our cash position and current financial resources, we believe we have adequate capital resources to continue our business for the next twelve months. We plan to continue to use the Varde credit facility to maximize the return on our infrastructure and to continue to reduce variable costs required to collect each dollar of revenue.

Credit Facility

Our agreement with Varde provides us with a source of capital to purchase new portfolios. The agreement provides up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. We will never have outstanding indebtedness approaching the full $25 million at any one time, due to the cumulative nature of the facility. At June 30, 2008, Matterhorn owed $3.7 million under the facility in connection with purchases of certain charged-off loan portfolios. Under the credit facility, Varde has a first priority security interest in Matterhorn’s assets. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of $2.5 million at June 30, 2008. The loan advances have minimum payment threshold points with terms of up to three years and bear interest at the rate of 12% per annum. These obligations are scheduled to be repaid in full on dates ranging from October 2008 to June 2011. Once all funds (including those invested by us) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by us are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. The amount of remaining available credit under the facility at June 30, 2008 was $8.5 million. Matterhorn has borrowed a total of $16.5 million, with $3.7 million outstanding at June 30, 2008.

There can be no assurance that Varde will advance any new money under the facility, because in each instance Varde must approve of the portfolio(s) we propose to acquire and the terms of the acquisition.

The percentage of funds that we contributed to a portfolio purchase using the Varde credit facility in 2007 was lower in proportion to the purchase price than in 2006 and 2007, which would generally result in larger loans and commensurately higher interest expense and other financing costs per loan. However, with fewer recent portfolio purchases, our interest expense and other financing costs have decreased commensurately. We expect this to continue to be the case in 2008 unless we are able to sufficiently increase our cash reserves and thereby increase our portfolio purchases.

Index

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

On November 27, 2007, we entered into a letter agreement with Varde that modified the loan terms of five of our outstanding loans by extending the loan repayment periods from two to three years, with scheduled minimum payments of principal and interest due every six months during the term. The percentage of the principal balance that is required to be paid on the scheduled due dates varies with each loan. The five loans had an unpaid principal balance of $2.3 million at December 31, 2007. The loans continue to bear interest at the rate of 12% per annum. The other outstanding Varde loans are already on three-year terms since they were made on or after the effective date of the amendment to the Master Loan Agreement with the exception of a loan made on November 11, 2007, with an original principal amount of $240,000, that has a term of two and one-half years.

Under one of the Company’s loan agreements with Varde that was entered into in April 2005, the Company was required to pay the balance of the loan in full by the due date of April 30, 2008. The portfolio continues to generate revenue through collections but at a slower rate than forecasted. After discussions with Varde regarding the timing of the payments, the Company requested and Varde has agreed to an amendment to the loan terms that extends the maturity date of the loan from 36 months to 42 months, from April 2008 to October 2008. Under the revised loan terms, considering the portfolio’s cash collections through April 2008, the principal balance of the loan is below the April 2008 minimum payment threshold by $45,000. The Company has not received a notice of default from Varde and anticipates paying off this loan in the fourth quarter of 2008.

A Matterhorn loan portfolio that was purchased using Varde financing in June 2007 did not generate enough collection revenue to meet its first minimum principal threshold point in December 2007 that was called for under the loan agreement with Varde. In March 2008, the Company made a remedial payment of $16,000 to Varde to cover the difference. This loan portfolio again failed to meet its minimum principal threshold point in June 2008, as called for under the loan agreement with Varde, by $60,000. The Company is currently exploring selling a portion of this portfolio to bring the loan in compliance with the minimum principal threshold amount.

Another loan portfolio that was purchased using Varde financing in November 2007 did not generate enough collection revenue to meet its first minimum principal threshold point in May 2008 that was called for under the loan agreement with Varde. In June 2008, the Company made a remedial payment of approximately $22,000 to Varde to cover the difference.

Future Cash Expenditures

We plan to continue making expenditures on our legal collections efforts in 2008, but the level of our expenditures on legal collections going forward is, however, expected to be significantly lower than the level of expenditures we made in 2007 due to: (i) increased use of our in-house legal collections program, which has a lower cost to revenue ratio than outsourcing legal collections to third parties; (ii) continued monitoring of the amount of revenue generated from such efforts in relation to the expenditures; and (iii) selecting fewer accounts for legal collections by continuing to fine-tune our selection criteria.

We may from time to time acquire capital assets on an as needed basis. Our most significant capital assets are our dialer and our telephone switch. We are currently in the process of replacing our dialer due to the manufacturer of the dialer no longer supporting the system. We expect the new dialer to perform as well or better than our current dialer. We have spent $48,000 as of June 30, 2008, and anticipate spending an additional approximately $50,000 to $60,000 for the new dialer in 2008.

Index

ITEM 4T.  CONTROLS AND PROCEDURES

In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and our Accounting Manager, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, may be detected. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of June 30, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  MEMBER FORFEITURES OF SECURITIES

In January 2008 and April 2008, one member voluntarily returned 99 LLC units and one member voluntarily returned 150 LLC units, respectively, to the Company. The forfeited LLC units represented each member’s entire respective investment interest in the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 9, 2008, we held our duly convened Annual Meeting of Members in Orange, California. There were 198,199 voting LLC units in attendance at the meeting either in person or by proxy. At the meeting, our members were asked to vote on the election of Class I directors to the Board of Directors. All of the directors nominated for election served as directors immediately prior to the annual meeting. The following directors were elected by our members as a result of the following votes:

Directors	Votes “For” Election	Votes “Withheld”
Larisa Gadd	187,537	11,433
Rodney Woodworth	187,439	11,532
Donald Rutherford	187,290	11,681

The following Class II directors continued to serve as directors following the annual meeting: Lester Bishop; Larry Smith; David Barnhizer; and Sanford Lakoff.

In addition to the election of directors, the following matters were voted upon at the annual meeting:
•
To ratify the selection of Moore Stephens Wurth Frazer and Torbet, LLP, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. The votes were cast as follows: 194,296 in favor of ratification; 795 against ratification; and 6,678 abstaining.

•	To approve the minutes from the 2007 Annual Meeting. The votes were cast as follows: 198,199 in favor of approval; none against approval; and none abstaining.

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

PERFORMANCE CAPITAL MANAGEMENT, LLC

August 18, 2008	By:	/s/ David J. Caldwell
(Date)		Name: David J. Caldwell
Its: Chief Operations Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
2.1	Joint Chapter 11 Plan of Reorganization Proposed by Chapter 11 Trustee and the Official Committee of Equity Security Holders effective February 4, 2002 (1)

2.2	First Amended Disclosure Statement Describing Joint Chapter 11 Plan Proposed by Chapter 11 Trustee and the Official Committee of Equity Security Holders approved on October 12, 2001 (1)

3.1	Performance Capital Management, LLC Articles of Organization (1)

3.2	Operating Agreement for Performance Capital Management, LLC (1)

3.3	First Amendment to Operating Agreement for Performance Capital Management, LLC (1)

3.4	Second Amendment to Operating Agreement for Performance Capital Management, LLC (2)

3.5	Third Amendment to Operating Agreement for Performance Capital Management, LLC (5)

4.1	Specimen Performance Capital Management, LLC Unit Certificate (1)

4.2	Specimen Performance Capital Management, LLC Economic Interest Unit Certificate (1)

4.3	Provisions in the Operating Agreement for Performance Capital Management, LLC pertaining to the rights of LLC unit holders (see Exhibits 3.2 and 3.3) (1)

10.1	Office Lease Agreement by and between LBA Realty Fund-Holding Co. II, LLC and Performance Capital Management, LLC dated July 17, 2006 (with confidential portions omitted) (6)

10.2	Master Loan Agreement by and among Performance Capital Management, LLC, Varde Investment Partners, L.P. and Matterhorn Financial Services, LLC, dated June 10, 2004 (4)

10.3	Amendment to Master Loan Agreement by and among Matterhorn Financial Services LLC, Performance Capital Management, LLC and Varde Investment Partners, L.P. dated June 1, 2007 (7)

14.1	Code of Business Conduct and Ethics (3)

31.1	Certification of Chief Operations Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Accounting Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Operations Officer and Accounting Manager pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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

Index

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