Form 10-Q
period 2008-09-30
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2008-11-19
CIK 1221170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2008

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
Yes ☐  No ☒

As of November 1, 2008, the registrant had 549,239 LLC Units issued and outstanding.

PERFORMANCE CAPITAL MANAGEMENT, LLC

Index to
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2008

Index

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,
	2008	December 31,
	(unaudited)	2007
ASSETS

Cash and cash equivalents	$414,167	$693,227
Restricted cash	414,466	397,393
Other receivables	9,947	16,655
Purchased loan portfolios, net	2,558,299	3,222,642
Property and equipment, net	387,036	365,727
Deposits	36,575	36,575
Prepaid expenses and other assets	63,313	107,074

Total assets	$3,883,803	$4,839,293

LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:
Accounts payable	$94,110	$104,517
Accrued liabilities	516,567	601,243
Accrued interest	21,792	37,513
Notes payable	2,891,068	3,630,359
Income taxes payable	21,790	23,580
Total liabilities	3,545,327	4,397,212

COMMITMENTS AND CONTINGENCIES	-	-

MEMBERS' EQUITY	338,476	442,081

Total liabilities and members' equity	$3,883,803	$4,839,293

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:

Portfolio collections, net	$1,671,290	$1,889,294	$6,043,042	$5,498,801
Portfolio sales, net	215,765	-	700,767	14,789

TOTAL NET REVENUES	1,887,055	1,889,294	6,743,809	5,513,590

OPERATING COSTS AND EXPENSES:
Salaries and benefits	824,729	994,094	2,791,919	3,155,046
General and administrative	681,385	807,217	2,235,856	2,312,240
Provision for portfolio impairment	408,000	-	1,384,000	-
Depreciation	27,469	24,954	79,507	74,649
Total operating costs and expenses	1,941,583	1,826,265	6, 491,282	5,541,935

INCOME (LOSS) FROM OPERATIONS	(54,528)	63,029	252,527	(28,345)

OTHER INCOME (EXPENSE):
Interest expense and other financing costs	(116,259)	(160,794)	(334,535)	(448,275)
Interest income	483	1,066	1,338	9,922
Other income	548	17,571	557	28,064
Total other income (expense), net	(115,228)	(142,157)	(332,640)	(410,289)

LOSS BEFORE INCOME TAX PROVISION	(169,756)	(79,128)	(80,113)	(438,634)

INCOME TAX PROVISION	5,790	-	23,390	13,600

NET LOSS	$(175,546)	$(79,128)	$(103,503)	$(452,234)

NET LOSS PER LLC UNIT – BASIC AND DILUTED	$(0.32)	$(0.14)	$(0.19)	$(0.82)

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

					Total
	Member	Unreturned	Abandoned	Accumulated	Members'
	Units	Capital	Capital	Deficit	Equity
Balance, December 31, 2006	550,244	$22,752,550	$1,048,712	$(22,097,635)	$1,703,627

Distributions to investors	-	(482,936)	-	-	(482,936)

Net loss	-	-	-	(452,234)	(452,234)

Balance, September 30, 2007	550,244	22,269,614	1,048,712	(22,549,869)	768,457

Adjustment to repurchased units	16	1,706	(592)	(1,114)	-

Reinstatement of units to investors	199	17,338	(17,338)	-	-

Member units returned by investors	(548)	(21,164)	21,164	-	-

Distributions to investors	-	(10,024)	-	-	(10,024)

Net loss	-	-	-	(316,352)	(316,352)

Balance, December 31, 2007	549,911	22, 257,470	1,051,946	(22,867,335)	442,081

Member units returned by investors	(672)	(28,954)	28,954	-	-

Distributions to investors	-	(102)	-	-	(102)

Net loss	-	-	-	(103,503)	(103,503)

Balance, September 30, 2008	549,239	$22,228,414	$1,080,900	$(22, 970,838)	$338,476

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(103,503)	$(452,234)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	79,507	74,649
Provision for Portfolio Impairment	1,384,000	-
(Increase) decrease in assets:
Other receivables	6,708	(1,157)
Prepaid expenses and other assets	43,761	4,324
Advance on loan portfolio purchase	-	(410,811)
Loan portfolios	(719,657)	1,313,007
Deposits	-	42,373
Increase (decrease) in liabilities:
Accounts payable	(10,407)	(45,346)
Accrued liabilities	(84,676)	199,949
Accrued interest	(15,721)	(6,660)
Income taxes payable	(1,790)	(15,580)
Net cash provided by operating activities	578,222	702,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(100,816)	(33,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in restricted cash	(17,073)	(27,033)
Borrowings on loans payable	2,575,060	1,396,825
Repayment of loans	(3,314,351)	(1,914,298)
Distributions to investors	(102)	(482,936)
Net cash used in financing activities	(756,466)	(1,027,442)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(279,060)	(358,502)

CASH AND CASH EQUIVALENTS, beginning of period	693,227	689,888

CASH AND CASH EQUIVALENTS, end of period	$414,167	$331,386

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

Income taxes paid	$25,180	$29,180
Interest paid	$314,282	$386,114

The accompanying notes are an integral part of these consolidated financial statements.

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

Note 2 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2 - Basis of Presentation (continued)

statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2007, included in the Company's Current Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008. The results for the nine months ending September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Cash and Cash Equivalents

The Company defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $17,000 as of September 30, 2008. The amount that exceeds federally insured limits has greatly been reduced from prior quarters because of the recent increase in the federally insured limits. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

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

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of  September 30, 2008, management expects these assets to be fully recoverable.

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

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Under the cost recovery method, when the Company sells all or a portion of a portfolio, to the extent of remaining cost basis for the portfolio, it reduces the cost basis of the portfolio by a pro rata percentage of the original portfolio cost. This method of accounting also applies to portfolios purchased and then immediately sold prior to being aggregated into a pool. Under the interest method, however, when the Company sells all or a portion of a portfolio in a pool, it reduces the cost basis of the pool by a pro rata percentage of the average portfolio cost in the pool. The Company’s policy does not take into account whether the portion of the portfolio being sold may be more or less valuable than the remaining accounts that comprise the portfolio.

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

Members’ Equity

Members’ equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of September 30, 2008, PCM LLC had 525,566 voting LLC units and 23,673 non-voting LLC units. Retired or abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC’s plan of reorganization to eliminate the interests of PCM LLC members that PCM LLC has not been able to locate.  In January 2008 and April 2008, one member voluntarily returned 99 LLC units and one member voluntarily returned 150 LLC units, respectively, to the Company.   In July 2008 two members voluntarily returned 423 LLC units to the Company.  The forfeited LLC units represented each member’s entire respective investment interest in the Company.

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

Note 5 - Purchased Loan Portfolios

The Company acquires loan portfolios from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at September 30, 2008 and December 31, 2007 totaled approximately $789 million and $796 million, respectively.

The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the net present value of estimated future cash flows expected to be collected, a valuation allowance is recognized in the amount of such impairment.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Purchased Loan Portfolios (continued)

The carrying amount of purchased loan portfolios included in the accompanying consolidated balance sheets is as follows:

	As of	As of
	Sept. 30, 2008	Dec. 31, 2007
Unrecovered cost balance, beginning of period	$3,582,983	$5,059,283
Valuation allowance, beginning of period	(360,341)	(58,341)
Net balance, beginning of period	3,222,642	5,000,942
Net portfolio activity	719,657	(1,476,300)
Subtotal	3,942,299	3,524,642
Provision for portfolio impairment	(1,384,000)	(302,000)
Net balance, end of period	$2,558,299	$3,222,642

Purchases by Quarter

The following table summarizes portfolio purchases the Company made during each of the first, second and third quarters of 2008 and during the year ended December 31, 2007, that were accounted for using the interest method, and the respective purchase prices (in thousands):

	For the three	For the three	For the three	For the year
	months ended	months ended	months ended	ended
	March 31, 2008	June 30, 2008	Sep. 30,2008	Dec. 31, 2007

Fair Value Date of Purchase	$0.7 million	$0.7 million	$0.3 million	$2.8 million

Forward Flow Allocation (Accretable Yield )	$0.9 million	$0.9 million	$0.4 million	$3.6 million

During the nine months ended September 30, 2008, the Company purchased $3.3 million of loan portfolios, $1.4 million of which was immediately sold after being purchased. The Company used the cost recovery method for a $62,000 portion of the $1.9 million net amount of the loan portfolios that the Company retained because that portion’s future collections could not be reasonably estimated. During the year ended December 31, 2007, the Company purchased $3.3 million of loan portfolios, $204,000 of which was immediately sold after being purchased. The Company used the cost recovery method for a $300,000 portion of the $3.1 net amount of the loan portfolios that the Company retained because that portion’s future collections could not be reasonably estimated.

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

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Purchased Loan Portfolios (continued)

Prior to January 1, 2007, the Company was not reasonably able to estimate the amount and timing of future cash collections on a pool of loan portfolios. All portfolios were accounted for using the cost recovery method (“Cost Recovery Portfolios”). Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. As of September 30, 2008, the portfolios accounted for using the cost recovery method consisted of $527,000 in net book value of investment in loan, where future cash flows could not be reasonably estimated.

The activity in the loan portfolios in the accompanying consolidated financial statements is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30,2007
Balance, beginning of period	$3,063,357	$4,526,210	$3,222,642	$5,000,942
Purchased loan portfolios	371,541	164,461	3,257,610	2,567,400
Collections on loan portfolios	(1,830,549)	(2,751,537)	(6,657,637)	(9,063,594)
Sales of loan portfolios	(281,646)	(1,211)	(2,092,275)	(155,824)
Revenue recognized on collections	1,671,290	1,889,294	6,043,042	5,498,801
Revenue recognized on sales	215,765	-	700,767	14,789
Cash collection applied to principal	(243,459)	(139,282)	(531,850)	(174,579)
Provision for portfolio impairment	(408,000)	-	(1,384,000)	-
Balance, end of period	$2,558,299	$3,687,935	$2,558,299	$3,687,935

Projected  Amortization of Portfolios

As of September 30, 2008, the Company had approximately $2.6 million in investment in purchased loan portfolios, of which approximately $2.0 million is accounted for using the interest method. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in purchased loan portfolios under the interest method is as follows:

For the Years Ended September 30,	Amortization
2009	$673,000

2010	$473,000

2011	$396,000

2012	$327,000

2013	$163,000

$2,032,000

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Purchased Loan Portfolios (continued)

Accretable Yield

Accretable yield represents the amount of income recognized on purchased loan portfolios under the interest method that the Company can expect to generate over the remaining life of its existing pools of portfolios based on estimated future cash flows as of September 30, 2008. Changes in accretable yield for the nine months ended September 30, 2008 and the year ended December 31, 2007, were as follows:

	Nine months
	Ended	Year ended
	Sept. 30, 2008	Dec. 31, 2007
Balance at the be beginning of the period	$2,523,000	$-
Additions, net	2,321,000	3,628,000
Income recognized on portfolios, net	(981,000)	(803,000)
Provision for portfolio impairment and other adjustments	(653,000)	(302,000)
Balance at the end of the period	$3,210,000	$2,523,000

The valuation allowances related to the loan portfolios at  September 30, 2008 and  December 31, 2007 are as follows:

	Nine months ended
	Sept. 30, 2008	Dec. 31, 2007
Valuation allowance, beginning of period	$360,341	$58,341
Increase in valuation allowance due to portfolio impairment	1,384,000	302,000
Valuation allowance, end of period	$1,774,341	$360,341

Note 6 - Property and Equipment

Property and equipment is as follows:

	As of	As of
	Sept. 30, 2008	Dec. 31, 2007
Office furniture and equipment	$432,139	$432,139
Computer equipment	761,737	660,921
Leasehold improvements	113,502	113,502
Totals	1,307,378	1,206,562
Less accumulated depreciation	(920,342)	(840,835)
Property and equipment, net	$387,036	$365,727

Depreciation expense for the quarters ended September 30, 2008 and 2007 amounted to approximately $27,000 and $25,000, respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 amounted to  approximately $80,000 and $75,000, respectively.

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

PCM LLC’s wholly-owned subsidiary Matterhorn owed approximately $2.9 million and $3.6 million at September 30, 2008 and December 31, 2007, respectively, under the facility in connection with its purchase of certain charged-off loan portfolios. The total amount borrowed under the facility was approximately $16.8 million and $14.3 million at September 30, 2008 and December 31, 2007, respectively.

Each loan has minimum payment threshold points, a term of up to three years and bears interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from October 2008 to  September 2011, with the approximate following principal payments due:

Twelve Months Ending
Sept. 30,
2009	$1.4	million
2010	$0.8	million
2011	$0.7	million

Once all funds (including funds invested by the Company) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by the Company are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. Varde has a first priority security interest in all the assets of Matterhorn, securing repayment of its loans and payment of its residual interest. PCM LLC, our parent operating company, has guaranteed certain of Matterhorn's operational obligations under the loan documents. The amount of remaining available credit under the facility was approximately $8.2 million and $10.7 million at September 30, 2008 and December 31, 2007, respectively. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of approximately $2.0 million at September 30, 2008.

A Matterhorn loan portfolio that was purchased using Varde financing in June 2007 did not generate enough collection revenue to meet its first minimum principal threshold point in December 2007 that was called for under the loan agreement with Varde. In March 2008, the Company made a remedial payment of approximately $16,000 to Varde to cover the difference. This loan portfolio again failed to meet its minimum principal threshold point in June 2008, as called for under the loan agreement with Varde, by approximately $60,000. The Company is exploring selling a portion of this portfolio to bring the loan in compliance with the minimum principal threshold amount. Another loan portfolio that was purchased using Varde financing in November 2007 did not generate enough collection revenue to

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 – Notes Payable (continued)

meet its first minimum principal threshold point in May 2008 that was called for under the loan agreement with Varde. In June 2008, the Company made a remedial payment of approximately $22,000 to Varde to cover the difference.

Under one of the Company’s loan agreements with Varde that was entered into in April 2005, the Company was required to pay the balance of the loan in full by the due date of April 30, 2008. The portfolio continues to generate revenue through collections but at a slower rate than forecasted. After discussions with Varde regarding the timing of the payments, the Company requested and Varde agreed to an amendment to the loan terms that extended the maturity date of the loan from 36 months to 42 months, from April 2008 to October 2008. Under the revised loan terms, considering the portfolio’s cash collections through April 2008, the principal balance of the loan did not meet the April 2008 required minimum principal threshold point by approximately $45,000. As of November 12, 2008, there  was an outstanding balance owing on the loan of $15,000. The Company has not received a notice of default from Varde and anticipates paying this loan off in full in 2008.

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

The base rent will increase on a yearly basis throughout the term. Future minimum lease commitments under the Buena Park lease for the twelve months ended September 30, will be:

Year ending	Approximate Annual
September 30	Lease Commitments
2009	$346,000
2010	$355,000
2011	$355,000
2012	$360,000
2013	$364,000
Thereafter	$152,000

In  addition  to  the  base rent, PCM LLC must pay its pro rata share of the increase in operating expenses, property taxes and property insurance for the building above the total dollar amount of operating expenses, property taxes and property  insurance  for  the 2006 base calendar  year.

The building lease contains provisions for incentive payments, future rent increases, or periods in which rent payments are reduced. As the Company recognizes rent expense on a straight-line basis, the difference between the amount paid and the amount charged to rent expense is recorded as a liability. The amount of deferred rent liability at September 30, 2008 and December 31, 2007 was $202,000 and $222,000, respectively.  Rental expense for the three months ended September 30, 2008 and 2007 amounted to approximately $80,000 for each quarterly period.  Rental expense for the nine months ended September 30, 2008 and 2007 amounted to approximately $241,000 and $240,000, respectively.  PCM LLC is obligated under two five-year equipment leases, one expiring in 2009 with minimum payments of $4,800 per year and the other lease expiring in 2011 with minimum payments of $3,900 per year.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9 - Earnings Per LLC Unit

Basic and diluted earnings per LLC unit are calculated based on the weighted average number of LLC units issued and outstanding, 549,571 for the nine months ended September 30, 2008 and 550,244 for the nine months ended September 30, 2007.

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

OVERVIEW

We acquire assets originated by federal and state banking and savings institutions, loan agencies, and other sources, for the purpose of generating income and cash flow from collecting or selling those assets. Typically, these assets consist of charged-off credit card contracts. These assets are typically purchased and sold as portfolios. We purchase portfolios using our own cash resources and funds borrowed from a third party. In 2007, we began entering into fee-based third-party collection arrangements. In September 2008, however, our Board of Directors took action to terminate our third-party collections program due to lack of sufficient volume to justify the costs associated with it..  We do not anticipate resuming third party collection activities in the immediate future.

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

We frequently sell certain portions of portfolios we purchase, in many instances to retain those accounts that best fit our collection profile and to reduce our purchase commitment by reselling the others. We then collect those accounts we retain as a distinct portfolio. We do not generally purchase loan portfolios solely with a view to their resale, and for this reason we generally do not show portfolios on our balance sheet as “held for investment.” From time to time we sell some of our portfolios either to capitalize on market conditions, to dispose of a portfolio that is not performing or to dispose of a portfolio whose collection life, from our perspective, has run its course. At times we also sell portions of portfolios to cover shortfalls in principal payments on the loans used to purchase the portfolios. When we engage in portfolio sales, we continue collecting the accounts right up until the closing of the sale.

Index

Historically, we have measured the fair value of our loan portfolios based on the discounted present value of the actual amount of money that we believed a loan portfolio would ultimately produce. The Financial Accounting Standards Board (FASB), however, recently issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, provides guidance for measuring fair value, and requires certain disclosures. It does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement would need to be determined based on the assumptions that market participants would use in pricing the asset or liability.

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

Under the cost recovery method, when we sell all or a portion of a portfolio, to the extent of remaining cost basis for the portfolio, it reduces the cost basis of the portfolio by a pro rata percentage of the original portfolio cost. This method of accounting also applies to portfolios purchased and then immediately sold prior to being aggregated into a pool. Under the interest method, however, when we sell all or a portion of a portfolio in a pool, it reduces the cost basis of the pool by a pro rata percentage of the average portfolio cost in the pool. Our policy does not take into account whether the portion of the portfolio we are selling may be more or less valuable than the remaining accounts that comprise the portfolio.

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

Historically, our statement of operations has generally reported proportionately low net revenues in periods that have substantial collections of recently purchased portfolios, due to the “front-loaded” cost basis recovery associated with portfolios where we use the cost basis recovery method. As a result, during times of rapid growth in our portfolio purchases (and probably for several quarters thereafter), our statement of operations has shown a net loss. The use of the interest method of accounting as of January 1, 2007, eliminates this front-loading effect by amortizing the portfolio loan costs over the expected life of the loan portfolio. More collections from older portfolios whose cost bases have been completely recovered, along with the use of the interest method of accounting, may contribute to our statement of operations reporting a lower net loss or possibly net income, assuming our portfolios perform over time as anticipated and we collect them in an efficient manner.

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

Index

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

Under the cost recovery method, when we sell all or a portion of a portfolio, to the extent of remaining cost basis for the portfolio, it reduces the cost basis of the portfolio by a pro rata percentage of the original portfolio cost. This method of accounting also applies to portfolios purchased and then immediately sold prior to being aggregated into a pool. Under the interest method, however, when we sell all or a portion of a portfolio in a pool, it reduces the cost basis of the pool by a pro rata percentage of the average portfolio cost in the pool. Our policy does not take into account whether the portion of the portfolio we are selling may be more or less valuable than the remaining accounts that comprise the portfolio.

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

Comparison of Results for the Quarters Ended September 30, 2008 and 2007

The following discussion compares our results for the three months ended September 30, 2008, to the three months ended September 30, 2007. We had a net loss of $176,000 for the three months ended September 30, 2008, as compared to a net loss of $79,000 for the three months ended  September 30, 2007.

Revenue

Our gross collections from portfolios are decreasing significantly as we experience the effects of fewer portfolio purchases and lower than projected performance of our portfolios due in large part to a significant slow down in the economy. While prices of loan portfolios have fallen recently, our low cash reserves have prevented us from capitalizing on the availability of lower cost portfolios. In addition, the downturn in the economy appears to have resulted in a decrease in debtor liquidity, which generally has the effect of reducing the number of collectable accounts and increasing the time and resources it takes to collect amounts owed. In the three months ended September 30, 2007, our gross collections on loan portfolios were $2.8 million due principally to the relatively large portfolio purchases we made in 2005 and the first quarter of 2006. In the three months ended September 30, 2008, our gross collections on loan portfolios were $1.8 million, a $921,000 decrease over the third quarter of 2007.

Index

Our consolidated statement of operations, however, shows comparable total net revenues of $1.9 million for the three months ended September 30, 2008 and 2007. The total net revenues reflected on our consolidated statement of operations remained relatively even despite the decrease in gross collections due to the following:
▪
The effect of using the interest method of accounting, which recognizes net revenue over the life of the portfolio, as opposed to the cost recovery method, which postpones recognition of revenue until after the cost of the portfolio has been fully recovered;

▪
In the third quarter of 2007, most of the collections revenue was generated from portfolios purchased prior to 2007 and therefore accounted for using the cost recovery method, and a higher amount of loan portfolios were fully recovered in the second quarter of 2008 than in the same period in 2007,  thereby reducing the amount of cost recovery applied against gross collections; and

▪
A period-to-period increase in net revenues from portfolio sales of $216,000, with $216,000 generated during the three months ended September 30, 2008, as compared to no portfolio sales revenues generated during the same three months ended in 2007.

Portfolio collections provided 88.6% of our total net revenues for the three months ended September 30, 2008, and 100% of our total net revenues for the three months ended September 30, 2007, due to a period-to-period increase in portfolio sales. The decrease in net revenues from portfolio collections does not, however, take into consideration the $408,000 provision for portfolio impairment under operating costs and expenses, which is the result of lower than projected portfolio performance and which results in a net loss of $176,000. Also, if we exclude the effect of portfolio sales, our net loss for the three months ended September 30, 2008 increases to a net loss of $391,000, as compared to a net loss of $79,000 for the three months ended  September 30, 2007.

In the three months ended September 30, 2008, we generated $73,000 in net revenue from our third-party collections program (and $245,000 for the nine months ended September 30, 2008).  In September 2008, however, our Board of Directors decided to terminate our third-party collections program due to lack of sufficient volume to justify the costs associated with it. We do not anticipate resuming third party collection activities in the immediate future.

During 2007, we substantially increased our legal collections efforts in an attempt to generate revenue from accounts we believe might otherwise not be collectible. The level of our expenditures on legal collections in 2008, however, has been significantly lower than the level of expenditures we made in 2007 due to the amount of revenue generated from such efforts in 2008 in relation to the expenditures.

We primarily utilize a network of third party law firms on a contingent fee basis for our legal collections. Legal collections tend to have longer time horizons but are expected to contribute to an increase in returns over two to five years. The method used to select accounts for legal collections is a critical component of a successful legal collections program. If accounts that have a higher likelihood of being collected using legal process are accurately selected, overall collection efficiency should increase. We do not have a set policy regarding when to initiate legal process. Given the varying nature of each case, we exercise our business judgment following an analysis of accounts using computer-based guidance to determine when we believe using legal process is appropriate (i.e., where a debtor has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay). Once a judgment is obtained, the primary methods for collecting on the judgment are liens on property and garnishment, both of which have a long time horizon for collection.

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

Net revenues from portfolio sales of $216,000 in the third quarter of 2008 was the result of selling older portfolio accounts. We may engage in further sales to capitalize on market conditions, dispose of a portfolio that is not performing or dispose of a portfolio whose collection life, from our perspective, has run its course. At times we also sell portions of portfolios to cover shortfalls in principal payments on the loans used to purchase the portfolios. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We anticipate continuing to sell portions of newly acquired portfolios from time to time, but do not expect to generate substantial net revenues from these sales.

Index

Operating Expenses

Our total operating costs and expenses increased to $1.9 million in the three months ended September 30, 2008 from $1.8 million in three months ended September 30, 2007, a $115,000 increase, due to a third quarter 2008 impairment expense of $408,000, which resulted from actual portfolio collections coming in at a slower rate than forecasted using the interest method. The effect of the portfolio impairment of $408,000 was offset by a decrease in general and administrative expenses of $126,000 and salaries and benefits of $169,000.

Our ratio of operating costs and expenses to gross collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, was 106.1% for the quarter ended September 30, 2008 as compared to 66.4% for the quarter ended September 30, 2007. The decline in collection efficiency is the result of a decrease in gross collection revenues outpacing our efforts to decrease operating costs and expenses.  In addition, the provision for portfolio impairment of $408,000 for the quarter ended September 30, 2008 contributed to increased operating costs and expenses.

Our interest expense and other financing costs were $116,000 and $161,000 in the three months ended September 30, 2008 and 2007, respectively, a $45,000 decrease. The decrease was due primarily to paying down debt owed to Varde. The amount we owed to Varde was $2.9 million at September 30, 2008, compared to $3.9 million at September 30, 2007.

Total salaries and benefits expenses together with total general and administrative expenses decreased to $1.5 million for the three months ended September 30, 2008, compared to $1.8 million for the three months ended September 30, 2007. This decrease in expenses associated with collecting portfolios is the result of a decrease in portfolio purchases as well as a reduction in collection and administrative personnel. In 2008, we are seeing that our operating expenses, excluding impairment charges, continue to remain below our 2007 level of operating expenses due to our efforts to adjust our infrastructure to correspond to our portfolio purchases and other collection activities.

Comparison of Results for the Nine Months Ended September 30, 2008 and 2007

The following discussion compares our results for the nine months ended September 30, 2008, to the nine months ended September 30, 2008. We had a net loss of $104,000 for the nine months ended September 30, 2008, as compared to a net loss of $452,000 for the nine months ended September 30, 2007.

Revenue

As discussed above in the quarter-to-quarter comparison, our gross collections from portfolios are decreasing significantly as we experience the effects of fewer portfolio purchases, lower than projected performance of our portfolios and a significant slow down in the economy. The decrease in debtor liquidity from a down economy has the effect of reducing the number of collectable accounts and increasing the time it takes to collect amounts owed. In the nine months ended September 30, 2007, our gross collections on loan portfolios were $9.1 million due principally to the relatively large portfolio purchases we made in 2005 and the first quarter of 2006. In the nine months ended September 30, 2008, our gross collections on loan portfolios were $6.7 million, a $2.4 million decrease over the same period in 2007.

Our consolidated statement of operations, however, shows an increase in total net revenues of $1.2 million to $6.7 million for the nine months ended September 30, 2008, from $5.5 million for the three months ended September 30, 2007. The increase in total net revenues reflected on our consolidated statement of operations despite a decrease in gross collections was due to the following:
▪
The effect of using the interest method of accounting, which recognizes net revenue over the life of the portfolio, as opposed to the cost recovery method, which postpones recognition of revenue until after the cost of the portfolio has been fully recovered;

Index

▪
In the first three quarters of 2007, most of the collections revenue was generated from portfolios purchased prior to 2007 and therefore accounted for using the cost recovery method, and in the first three quarters of 2008, a higher amount of these loan portfolios were fully recovered than in the same period in 2007, thereby reducing the amount of cost recovery applied against gross collections; and

▪
A period-to-period increase in net revenues from portfolio sales of $686,000, with $701,000 generated during the nine months ended September 30, 2008 as compared to $15,000 generated during the nine months ended September 30, 2007.

Portfolio collections provided 89.6% of our total net revenues for the nine months ended September 30, 2008, and 99.7% of our total net revenues for the nine months ended September 30, 2007 due to a period-to-period increase in portfolio sales. The increase in net revenues from portfolio collections does not, however, take into consideration the $1.4 million provision for portfolio impairment under operating costs and expenses, which is the result of lower than projected portfolio performance. Also, if we exclude the effect of portfolio sales, our net loss for the nine months ended September 30, 2008 increases to a net loss of $804,000, as compared to a net loss of $467,000 for the nine months ended September 30, 2007.

We purchased $3.3 million of new portfolios ($3.1 million after considering the portion that was immediately sold) in the year ended December 31, 2007, as compared to $4.2 million of portfolio purchases in the year ended December 31, 2006. In the first nine months of 2008, we purchased $1.9 million of loan portfolios, net of the $1.4 million portion that was sold immediately after its purchase. If we are unable to acquire new portfolios that meet our criteria for generating net income, we expect our cash collection revenues to continue to decline, which decreases the amount of funds we have available to purchase new loan portfolios and pay our operating expenses. We expect our portfolio purchases in 2008 to be lower than our portfolio purchases in 2007. In an effort to offset relatively lower overall portfolio purchases in 2006 and 2007 and maintain collection efficiency, we began implementing other collection strategies in 2007, such as serving as a third-party collection agency and expanding use of the judicial process to collect specific accounts determined to be suitable for such an approach, as well as improving the accuracy of debtor contact information contained in our databases, but have not realized significant gains from these strategies to date. Due to lack of sufficient volume to justify the costs associated with our third party collections program, in September 2008, our Board of Directions decided to eliminate the program and focus our resources on collecting our and Matterhorn’s portfolios. In addition, we have scaled back our in-house legal collections program. Most of our legal collections are now being handled by third party law firms, which are generally paid on a contingency basis.

Net revenues from portfolio sales of $701,000 in the first nine months of 2008 was primarily the result of selling older portfolio accounts where the initial purchase costs have been fully recovered. We may engage in further sales to capitalize on market conditions, dispose of a portfolio that is not performing or dispose of a portfolio whose collection life, from our perspective, has run its course. At times we also sell portions of portfolios to cover shortfalls in principal payments on the loans used to purchase the portfolios. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We anticipate continuing to sell portions of newly acquired portfolios from time to time, but do not expect to generate substantial net revenues from these sales.

During the nine months ended September 30, 2008, we generated positive cash flow from operating activities of $578,000, as compared to $703,000 in the same period in 2007, a $124,000 decrease. We paid down third-party loans by $3.3 million and borrowed $2.6 million for new portfolios. At the same time, total members’ equity decreased by $104,000 in the nine months ended September 30, 2008, which is the amount of net loss for the nine months ended September 30, 2008.

The net loss in the nine months ended September 30, 2008 was $104,000 as compared to a $452,000 net loss in the nine months ended September 30, 2007. The net loss decreased due to recent sales of loan portfolios and the use of the interest method of accounting, which recognizes revenue over the life of a loan portfolio instead of waiting to recognize it until the cost of a portfolio has been fully recovered, and not to income generated from operations. As discussed previously, if we exclude the effect of portfolio sales, we would have incurred a net loss of $804,000 in the nine months ended September 30, 2008.

Index

Operating Expenses

Our total operating costs and expenses increased to $6.5 million in the nine months ended September 30, 2008 from $5.5 million in nine months ended September 30, 2007, a $949,000 increase, due to an impairment expense of $1.4 million, which resulted from actual portfolio collections coming in at a slower rate than forecasted using the interest method. The effect of the portfolio impairment of $1.4 million was somewhat offset by the $363,000 decrease in salaries and benefits expenses and a $76,000 decrease in general and administrative expenses primarily associated with the decrease in legal collections costs.

Our ratio of operating costs and expenses to gross collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, was 97.5% for the nine months ended September 30, 2008 as compared to 61.1% for nine months ended September 30, 2007. The decline in collection efficiency is the result of the $1.4 million provision for portfolio impairment and lower collections revenues.

Our interest expense and other financing costs were $335,000 and $448,000 in the nine months ended September 30, 2008 and 2007, respectively, a $114,000 decrease. The decrease was due primarily to paying down the debt that is owed to Varde.  The Varde debt was $2.9 million at September 30, 2008, as compared to $3.6 million at December 31, 2007.

The total of salaries and benefits together with general and administrative expenses in the nine months ended September 30, 2008 was $5.0 million compared to $5.5 million in the nine months ended September 30, 2007. The decrease was due primarily to a reduction in collection and administrative personnel resulting in a decrease in salaries and benefits expenses of $363,000 and a decrease in general and administrative expenses of $76,000. In 2008, we expect our operating expenses, excluding impairment charges, to remain at or below our 2007 level of operating expenses due to our efforts to adjust our infrastructure to the level of our portfolio purchases and other collection activities. If we continue to incur significant portfolio impairments, however, decreases in our operating expenses will be largely offset by such impairments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased during the first nine months of 2008. Cash and cash equivalents, including restricted cash, was $829,000 at September 30, 2008 compared to a balance of $1.1 million at December 31, 2007.  Restricted cash was $414,000 at September 30, 2008, compared to $397,000 at December 31, 2007.  During the nine months ended September 30, 2008, our portfolio collections and sales generated $6.8 million of cash, we borrowed $2.6 million, and we used $6.8 million for operating and other activities, $1.9 million for purchases of new portfolios (net of the $1.4 million portion that was immediately sold), and $3.3 million to repay loans.

Historically, our primary sources of cash have been cash flows from operations and borrowings. Recently, cash has been used for acquisitions of loan portfolios, repayments of borrowings, purchases of property and equipment, growing our third party and legal collections programs and general working capital.

The net loss of $104,000 in the nine months ended September 30, 2008 was offset by net revenues from portfolio sales of $701,000 due to the sale of older portfolios whose cost bases had been fully recovered, which generated total proceeds in the first nine months of 2008 of $2.1 million, $1.4 million of which was from portfolios that were sold immediately after purchase (compared to total proceeds from portfolio sales of $155,000 in the first nine months of 2007). Without these sales, we would have incurred a net loss of $804,000.

The cash we generate from portfolio collections has been steadily declining. Gross portfolio cash collections decreased by $2.4 million to $6.7 million for the nine months ended September 30, 2008, as compared to $9.1 million for the nine months ended September 30, 2007. We can attribute the significant decline to fewer portfolio purchases and the underperformance of our portfolios (collections coming in at a slower rate than we projected). The slower rate of collections can largely be attributed to a slow down in the economy, which has contributed to debtors’ inability to pay or a delay in payments.

Index

The reasons for the problems being experienced not only by PCM but throughout this industry include the credit crunch, the mortgage meltdown, and the rise in unemployment, inflation, foreclosures, and bankruptcy filings. As a result, the most recent issue of the collection industry magazine Credit & Collection Risk reports, “over-leveraged consumers – burdened by too much credit card and mortgage debt – cannot repay their creditors.”  Bankruptcy filings increased by 48% in April from the same period a year ago.  Foreclosures in the first quarter of 2008 rose 112% from the first quarter of 2007.  In March 2008, the unemployment rate hit 5.1%, the highest mark since 2005, and is now forecast to rise above 6%.  Many agencies report that recoveries on debt are down by an average of 20% this year over last – a drop consistent with our own collection experience in that period.

Looking ahead, Credit & Collection Risk concludes, “it is hard to predict when the economy might improve”.  Most observers are reported to believe that stabilization will take between six and 18 months. Optimistic projections suggest a recovery is possible beginning in mid-2009.

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

In the meantime, we have begun instituting cost-cutting and capital preservation measures in an effort to address the lower cash collections by foregoing payment of regular distributions to our unit holders, purchasing portfolios with borrowed funds, increasing portfolio sales, eliminating third-party collections, outsourcing more of our legal collections, and reducing salaries and benefits through a reduction in our administrative and collection personnel. Our goal is to achieve at least break-even results until economic conditions improve enough for us to secure additional capital and increase our portfolio purchases and collections.

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

In the first nine months of 2008, we have reduced our collection and administrative staff in an effort to align our operating expenses to our lower collections revenues resulting primarily from fewer portfolio purchases. As of March 1, 2008, we had a total of 83 full-time employees and 3 part-time employees. As of  September 15, 2008, we had a total of 61 full-time employees and 4 part-time employees. Our reduction in collections staff, however, must take into consideration the significant upfront investment in recruiting and training collection personnel and the need to retain enough collectors to effectively service our portfolios. In an effort to reduce costs associated with fluctuations in the number of collection personnel we employ, we may increase our use of third-party collection agencies to service portions of our loan portfolios when the volume of our loan portfolios exceeds the capacity of our existing collections infrastructure to service them.

Our portfolios provide our principal long-term source of liquidity. Our purchase of portfolios is limited by the amount of cash reserves and borrowed funds we have available and the availability of reasonably priced portfolios. Over time, our goal is to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. Many factors, including the state of the economy, paying too much for a portfolio, the liquidity of debtors, and our ability to hire and retain qualified collectors, may impact our ability to collect an amount of cash necessary to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios, pay our collecting and operating costs and still have a profit. Fluctuations in these factors cause a negative impact on our business and materially impact our expected future cash flows. Although non-cash items, the provision for portfolio impairment of $381,000 in the first quarter of 2008, $595,000 in the second quarter of 2008 and $408,000 in the third quarter of 2008 reveal a continued decline in the performance of our portfolios as compared with our projections. We periodically assess the timing and amount of our portfolio cash collections estimates under the interest method of accounting and make adjustments to those estimates in an effort to align our projections to the factors, including those discussed above, that determine what we can expect to collect on our portfolios.

Index

During the first nine months  of 2008, we purchased $1.9 million (net of that portion that was immediately sold) of loan portfolios, $414,000 of which was purchased for our own account. This compares with net purchases in the first nine months of 2007 of $2.6 million, $854,000 of which was purchased for our own account. Our assessment of market conditions, as well as the amount of liquid cash and other financial resources we have available to us, will continue to direct whether and when we purchase portfolios.

In an attempt to operate as efficiently as possible, we continue to focus on becoming more sophisticated in determining which portfolios or portions of portfolios provide the greatest return and which bring collection efficiency down and to shift our collections efforts accordingly. We use a dialer to assist our collectors with focusing on portfolios that continue to show results. By monitoring the results of calls originated through our dialer, we are able to identify portfolios that require more cost to collect than others. At times, generally where we have worked to collect portfolios over an extended period of time, we determine that some of our portfolios’ collection lives have run their course. We sold a number of older portfolios identified by this process in the first half of 2008. We believe this process of constantly evaluating portfolio returns against costs of collection should continue to improve the balance between our new and old portfolios. We will continue to sell portfolios or portions of portfolios if we believe market conditions are acceptable and portfolio performance is not up to our expectations.

Based on our cash position and current financial resources, we believe we have adequate capital resources to continue our business for the next twelve months. We plan to continue to use the Varde credit facility to maximize the return on our infrastructure, to reduce variable costs required to collect each dollar of revenue and to focus our efforts and resources on generating collections revenues. If, however, such efforts, along with our cost containment measures, do not provide sufficient capital to meet expected and unexpected operating costs and expenses, as well as cover shortfalls in principal payments owed to Varde, we may engage in further sales of portfolios or portions of portfolios to third parties and/or borrow against our unencumbered portfolios to generate supplemental capital. If these efforts fail, we may not be able to continue our operations.

Credit Facility

Our agreement with Varde provides us with a source of capital to purchase new portfolios. The agreement provides up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term. We will never have outstanding indebtedness approaching the full $25 million at any one time, due to the cumulative nature of the facility. At September 30, 2008, Matterhorn owed $2.9 million under the facility in connection with purchases of certain charged-off loan portfolios. Under the credit facility, Varde has a first priority security interest in Matterhorn’s assets. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of $2.3 million at September 30, 2008. The loan advances have minimum payment threshold points with terms of up to three years and bear interest at the rate of 12% per annum. These obligations are scheduled to be repaid in full on dates ranging from October 2008 to September 2011. Once all funds (including those invested by us) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by us are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. The amount of remaining available credit under the facility at September 30, 2008 was $8.2 million. Matterhorn has borrowed a total of $16.8 million, with $2.9 million outstanding at September 30, 2008.

There can be no assurance that Varde will advance any new money under the facility, because in each instance Varde must approve of the portfolio(s) we propose to acquire and the terms of the acquisition.

Index

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

Under one of the Company’s loan agreements with Varde that was entered into in April 2005, the Company was required to pay the balance of the loan in full by the due date of April 30, 2008. The portfolio continues to generate revenue through collections but at a slower rate than forecasted. After discussions with Varde regarding the timing of the payments, the Company requested and Varde agreed to an amendment to the loan terms that extended the maturity date of the loan from 36 months to 42 months, from April 2008 to October 2008. Under the revised loan terms, considering the portfolio’s cash collections through April 2008, the principal balance of the loan is below the April 2008 minimum payment threshold by $45,000. As of November 12, 2008, there was an outstanding balance owing on the loan of $15,000. The Company has not received a notice of default from Varde and anticipates paying off this loan in 2008.

A Matterhorn loan portfolio that was purchased using Varde financing in June 2007 did not generate enough collection revenue to meet its first minimum principal threshold point in December 2007 that was called for under the loan agreement with Varde. In March 2008, the Company made a remedial payment of $16,000 to Varde to cover the difference. This loan portfolio again failed to meet its minimum principal threshold point in June 2008, as called for under the loan agreement with Varde, by $60,000. The Company is exploring selling a portion of this portfolio to bring the loan in compliance with the minimum principal threshold amount.

Another loan portfolio that was purchased using Varde financing in November 2007 did not generate enough collection revenue to meet its first minimum principal threshold point in May 2008 that was called for under the loan agreement with Varde. In June 2008, the Company made a remedial payment of approximately $22,000 to Varde to cover the difference.

Future Cash Expenditures

We plan to continue making expenditures on our legal collections efforts in 2008, but the level of our expenditures on legal collections going forward is expected to be significantly lower than the level of expenditures we made in 2007. We may from time to time acquire capital assets on an as needed basis. Our most significant capital assets are our dialer and our telephone switch. We are currently in the process of replacing our dialer due to the manufacturer of the dialer no longer supporting the system. We expect the new dialer to perform as well or better than our current dialer. We have spent $88,000 as of September 30, 2008, and anticipate spending an additional approximately $15,000 to $18,000 for the new dialer in 2008.

Index

ITEM 4T.  CONTROLS AND PROCEDURES

In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and our Accounting Manager, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, may be detected. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of September 30, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 2.  MEMBER FORFEITURES OF SECURITIES

In July 2008, two members voluntarily returned 423 LLC units to the Company. The forfeited LLC units represented each member’s entire respective investment interest in the Company.

ITEM 5. OTHER INFORMATION

Departure of Chief Officer of Legal Affairs

In October 2008, Mr. William D. Constantino informed the Board of Directors of Performance Capital Management, LLC (the “Company”) that he would resign from his position as Chief Officer of Legal Affairs of the Company, and its subsidiary, effective November 14, 2008 to pursue other career opportunities.  Mr. Constantino will be assisting the Company in transitioning matters prior to his departure.  Mr. Constantino has no disagreement with the Company on any matter relating to the Company's operations, policies or practices.

ITEM 6.  EXHIBITS

An Exhibit Index precedes the exhibits following the signature page and is incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE CAPITAL MANAGEMENT, LLC

November 18, 2008	By:	/s/ David J. Caldwell
(Date)		Name: David J. Caldwell
Its: Chief Operations Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
3.1	Performance Capital Management, LLC Articles of Organization (1)

3.2	Operating Agreement for Performance Capital Management, LLC (1)

3.3	First Amendment to Operating Agreement for Performance Capital Management, LLC (1)

3.4	Second Amendment to Operating Agreement for Performance Capital Management, LLC (2)

3.5	Third Amendment to Operating Agreement for Performance Capital Management, LLC (3)

31.1	Certification of Chief Operations Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Accounting Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Operations Officer and Accounting Manager pursuant to 18 U.S.C. Section 1350

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