Form 10-K
period 2008-12-31
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2009-04-07
CIK 1221170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended     December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________

Commission file number:        0 – 50235

     Performance Capital Management, LLC
(Exact name of registrant in its charter)

California	03-0375751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7001 Village Drive, Suite 255, Buena Park, California	90621
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:     (714) 736-3790

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	LLC units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

As of March 1, 2009, the aggregate market value of the voting and nonvoting equity held by non-affiliates of the registrant was $466,796 based on their share of members’ equity as reported in the registrant’s December 31, 2008 balance sheet. LLC units held by each officer and director and by each person who owns five percent or more of the outstanding LLC units have been excluded from this calculation as such persons may be considered to be affiliated with the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 1, 2009, the registrant had 549,239 LLC units outstanding.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year. Exhibits incorporated by reference are referred under Part IV.

PERFORMANCE CAPITAL MANAGEMENT, LLC

INDEX
to Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2008

ii

Index

Unless we say otherwise, references in this document to “we”, “us”, “our”, or the “Company” refer to Performance Capital Management, LLC and its wholly-owned subsidiary, Matterhorn Financial Services, LLC.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may constitute forward-looking statements, as discussed more fully in Item 1A. We cannot guarantee that any forward-looking statement will be realized.

PART I

ITEM 1.  BUSINESS

BUSINESS OVERVIEW

We acquire assets originated by federal and state banking and savings institutions, loan agencies, and other sources, for the purpose of generating income and cash flow from collecting or selling those assets. Typically, these assets consist of charged-off credit card contracts. These assets are typically purchased and sold as portfolios. We try to purchase portfolios at a substantial discount to the actual amount of money that they will ultimately produce, so that we can recover the cost we pay for the portfolio, repay funds borrowed to purchase portfolios, pay our collection, financing and operating costs and still have a profit.

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

In January 2007, we started a third-party collection program to engage in the collection of debt on behalf of other parties, whereby we earn fees contingent upon the amount we collect. In September 2008, however, we terminated our third-party collections program due to lack of sufficient volume to justify the costs associated with it. We do not anticipate resuming third party collection activities in the immediate future.

INDUSTRY OVERVIEW

Some portion of all consumer lending transactions end up with the debtor not honoring their payment obligations. Default rates vary depending on the type of obligation, the originator of the credit and other factors, but “bad debt” is a fact of life in consumer lending.

The “savings and loan crisis” of the 1980’s forced the restructuring of the entire federal banking and savings and loan industry. In an attempt to curtail future losses, federal regulators revised requirements and regulations relating to the reporting of debtor obligations as assets. Enforcement of those revisions caused industry consolidation and invigorated a market for debtor obligations that were “charged-off”. As a result of these regulations, after taking a loss on the “charge-off”, lending institutions can show income by selling debtor obligations carried at no value on their balance sheets, instead of incurring further expense to run a personnel-intensive collection department. The income from these sales is of course less than the original “charge-off”, but the ability to liquidate portfolios of bad debt has become important both to the economics and the reporting obligations of lending institutions.

Index

Bad debts are generally classified based on the number of times a collection agency has worked a portfolio to try to collect it. Portfolios that an institution has just charged-off and that have never been worked by a collection agency are referred to as “fresh” paper. Portfolios that have been worked by one collection agency are referred to as “primary” paper. Similar terms describe paper worked by two (secondary), three (tertiary), four (quaternary) and more collection agencies. As a general rule, a purchaser of a portfolio will receive a greater percentage discount to the portfolio’s face value as it becomes less “fresh”.

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

According to the 7th Edition of The Kaulkin Report, U.S. consumers will hold $3.2 trillion in outstanding credit in 2011, up from $2.3 trillion at July 31, 2006. The bankruptcy legislation that went into effect in October of 2005 has made it more difficult for debtors to obtain protection under Chapter 7. This has continued to increase the supply of debt in the marketplace. We expect that for the foreseeable future the industry will continue to be affected by the following key factors: (1) the rate at which new charged-off debt becomes available for purchase; (2) the magnitude of investment capital that remains deployed in the industry; (3) the liquidity of debtors; and (4) the instability in the financial markets.

According to the February 2009 issue of Collections & Credit Risk, bad-debt prices have continued to drop due to a supply glut, in some cases dropping by more than half since peaking in the first quarter of 2007. The article reports that the flip side of the discounted pricing of loan portfolios is a decrease in debtor liquidity, which extends the time it takes to collect accounts and, in some cases, increases the number of uncollectible accounts. A factor that may somewhat counter a continued price drop is reluctance on the part of creditors to sell loan portfolios at such low prices. Instead, many creditors have begun to retain accounts and rely more heavily on internal or outside collection efforts. We believe this has reduced the quality of debt being sold. The article reports that price stabilization is not expected to occur for at least six to 18 months due to the amount of debt available and the lack of capital to purchase the debt.

In a separate article contained in the February 2009 issue of Collections & Credit Risk, “[t]he lack of capital available to finance debt purchases, just like any inventory, is a huge problem that has pushed debt buyers to the sidelines.” As with most sectors of the economy, “[f]inancing is the biggest hurdle [the debt-buying industry] faces right now.” Finding the capital to buy high quality debt has become more challenging. This is in part due to current scoring models being based on assumptions made when the economy was stronger. Buyers have had to abandon the old rule of thumb that they will collect three times the portfolio’s purchase price in three years; instead settling for collecting two to two and a half times the portfolio’s purchase price in three to seven years.

Index

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

Because we collect portfolios, we have developed an experience history that helps us predict what the approximate value of a portfolio will be. We have a sophisticated data base to maintain our experience history that allows us to manipulate variables to assist our due diligence process when we acquire a new portfolio. We believe that collecting our portfolios reinforces our ability to realistically assess the price we should pay when we purchase additional portfolios. Determining the appropriate price to pay for a portfolio has become more challenging in the current economic climate due to lower than normal debtor liquidity.

Based on our purchasing patterns and practices, institutions selling distressed indebtedness recognize us as a reliable and competent purchaser of portfolios. The credit facility we entered into with Varde (discussed in more detail in Item 7 of this Form 10-K – Management’s Discussion and Analysis of Financial Condition and Results of Operations below) provides additional credibility with sellers of distressed indebtedness. We rely on our own contacts and relationships to acquire portfolios, as well as utilizing outside brokers. The Varde credit facility has made it possible for us to purchase larger denomination portfolios, which we believe have better pricing and quality characteristics than some of the smaller denomination portfolio purchases that we can make using our own funds. We review portfolios on a portfolio-by-portfolio basis in an attempt to determine if using the Varde credit facility to purchase a portfolio will generate a return sufficient to recover the cost we pay for the portfolio, repay funds borrowed to purchase the portfolio, pay our collection, financing and operating costs and still have a profit.

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

Upon contacting or being contacted by a potential seller of portfolios, we generally request certain data for due diligence purposes. We analyze a variety of data as part of our due diligence process, including:

•	the mix of the states in which the debtors are located;
•	the average balances outstanding in the portfolio;
•	the age of the indebtedness in the portfolio;
•	the types of indebtedness in the portfolio (i.e., credit card versus automobile, etc.);
•	the originating lender of the indebtedness;
•	the availability of documentation for the indebtedness;
•	the date of the last payment on the indebtedness; and
•	any prior attempts at collecting the portfolio.

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

Index

We purchase our portfolios for cash. If we use the Varde credit facility to acquire a portfolio, we and Varde provide our wholly-owned subsidiary Matterhorn with the funds needed to purchase the portfolio subject to the following: Varde is not under any obligation to make a loan to us if Varde does not approve of the portfolio(s) we propose to acquire and the terms of the acquisition; Varde has the right to participate in any proposed acquisition of a portfolio by us in excess of $500,000 pursuant to a right of first refusal; and we must agree with Varde on the terms for each specific advance under the credit facility. Varde has a first priority security interest in all Matterhorn portfolios, securing repayment of its loans and payment of its interest in residual collections. Performance Capital Management has also guaranteed certain of Matterhorn's operational obligations under the loan documents.

In 2009, we anticipate that we will purchase a limited number of portfolios for our own account using our own cash resources, with our parent operating company, Performance Capital Management, LLC, owning those portfolios. These purchases will be severely limited by the amount of cash that is currently available to the Company.  The reduction in available cash is partially due to the business conditions that we experienced in the fourth quarter of 2008 and are experiencing going into the first quarter of 2009. Varde does not have a security interest in portfolios owned by Performance Capital Management, but Performance Capital Management has guaranteed certain of Matterhorn's operational obligations under the loan documents. In some cases, we resell portions of portfolios purchased by Performance Capital Management and, with Varde’s consent, of portfolios purchased by Matterhorn.

When we identify a portfolio we would like to acquire using the loan facility, Matterhorn will make a proposal to Varde, specifying, among other things:

•	Total cost of the portfolio(s), including closing costs and amortized expenses;
•	Proportions of the total cost to be funded by Varde and us;
•	Percentage of collections to be paid to Performance Capital Management as a servicing fee;
•	Rates of return on the funds advanced by Varde and us; and
•	Proportions of residual collections to Varde and Matterhorn after payment of the preceding four items.

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

Our agreement with Varde is the most important initiative we have undertaken to leverage our infrastructure resources. During 2008, Performance Capital Management purchased portfolios costing approximately $414,000, net of that portion that was immediately sold, and Matterhorn purchased portfolios costing approximately $1.5 million, net of that portion that was immediately sold. During 2007, Performance Capital Management purchased portfolios costing approximately $1.1 million, net of that portion that was immediately sold, and Matterhorn purchased portfolios costing approximately $2.0 million. If available, we plan to continue to use the Varde credit facility to obtain an increased volume of accounts by acquiring larger denomination portfolios than we could otherwise purchase on our own.  We believe that some of these larger denomination portfolios have pricing and quality characteristics that are difficult to find in the smaller denomination portfolios. We expect, however, that our purchases of portfolios in 2009 using our own and Varde funds will be substantially lower than those made in 2007 and 2008.

Varde may exercise its rights under its various security interests and the guaranty if an event of default occurs. These rights include demanding the immediate payment of all amounts due to Varde, as well as liquidating all of the assets of Matterhorn. A failure to make payments when due, if not cured within five days, is an event of default. Other events of default include:

•	Material breaches of representations and warranties;
•	Uncured breaches of agreements having a material adverse effect;
•	Bankruptcy or insolvency of Performance Capital Management or Matterhorn;
•	Fraudulent conveyances;
•	Defaults in other debt or debt-related agreements;
•	Failure to pay judgments when due;
•	Material loss or damage to, or unauthorized transfer of, the collateral;
•	Change in control of Performance Capital Management;
•	Termination of Performance Capital Management as the Servicer under the Servicing Agreement; and
•	Breach of Varde's right of first refusal to finance portfolio acquisitions.

Index

We have technically defaulted on two loan agreements with Varde for failing to meet principal threshold points and payment deadlines, as discussed in more detail under Liquidity and Capital Resources in Item 7 of this Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations). Varde has informally agreed to extend one of the portfolio’s payment terms based on current liquidation rates that are anticipated to pay off the Varde portion over the next nine months. For the second loan, Varde has informally agreed to accept our portion of principal and interest and any residual interest in portfolio collections owed to us by Matterhorn, excluding servicing fees, to pay off the loan. If Varde were to exercise its rights under the default provisions of the Master Loan Agreement, it may demand the immediate payment of all amounts due and could recall servicing of the portfolios from PCM. If that occurs, we will take steps to outsource our remaining portfolio collections to third party agencies, with the exception of debtors already on payment programs, in an effort to decrease our administrative and variable costs associated with collecting our portfolios. With fewer personnel, we will also seek to sublease a large portion of our leased office space, thereby further reducing our fixed expenses. If these efforts fail to provide sufficient cash reserves to pay our expenses, we will not be able to continue operating.

The term of the Master Loan Agreement with Varde ends in June 2009. We anticipate that Varde will renew the agreement. However, if Varde does not renew the agreement or if the terms of the renewal agreement prevent us from generating net income from the portfolios purchased using Varde financing, we will need to find alternative sources of capital. Our inability to obtain financing and capital as needed or on reasonable terms would limit our ability to acquire additional loan portfolios and to operate our business. The loss of the credibility that the Varde facility provides may also negatively impact our business. We will, however, continue to acquire portfolios on our own that meet our criteria for generating net revenue, when we have sufficient cash to do so.

PORTFOLIO PROCESSING

Once we acquire a portfolio, we primarily focus on collecting it, although we frequently sell certain portions of portfolios we purchase and then collect the balance of the portfolio. In most instances we will limit these resales of certain portions of portfolios to those we acquire using solely our own funds, and use those resales to ensure that the retained portion of the portfolio conforms to our size, pricing and collectability parameters. In certain Matterhorn purchases, we have obtained Varde’s consent to sell a portion of Matterhorn’s portfolio acquisition and to apply the proceeds to a pay down of the note due to Varde in connection with the purchase. In addition, from time to time we sell some of our portfolios, either to capitalize on market conditions, to dispose of a portfolio that is not performing or to dispose of a portfolio whose collection life, from our perspective, has run its course. When we engage in these sales, we continue collecting the portfolio right up until the closing of the sale. For any portfolios acquired using Varde capital, we must obtain Varde’s consent for any sale.

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

We use our collection resources to collect the majority of the portfolios we acquire. Sometimes, however, we send portfolios (or portions of portfolios) to third-party collection agencies, which receive a contingency fee for each dollar collected. We generally use these agencies where we believe they can collect better or less expensively on certain accounts. We use our collection resources wisely and efficiently by not deploying resources on portfolios where the prospects of collection are remote and the costs to collect the accounts exceed the revenue generated by the accounts. For example, for accounts where the debtor is currently unemployed, overburdened by debt, incarcerated, or deceased, no collection method of any sort is assigned at that time.

Index

We have a fully operational collection facility employing, on average, the equivalent of between 35 and 40 full-time collectors who man phones contacting debtors utilizing our “predictive dialing” telecommunications system (a “dialer”). We have computer technology and equipment that aid in the collection of charged-off consumer debt portfolios. We utilize collection DAKCS software and a dialer to maximize the efficiency of our collectors by automatically sifting out calls where a live person does not answer, enabling our collectors to spend their time talking to live debtors rather than dialing numbers where there is no answer, a busy signal or an answering machine. Our DAKCS software/dialer system has the flexibility to control for all types of variables in the way it places calls, for example, being sensitive to the effect of time zones and controlling for particular state laws that impose blackout times. We believe that this technology provides us with the ability to compete effectively in the collection industry. In 2008, we replaced our dialer due to the manufacturer of the old dialer no longer supporting the system. We expect the new dialer to perform as well as our old dialer.

In an effort to increase our collections, we continue to use the judicial process to collect specific accounts determined to be suitable for such an approach and work on improving the accuracy and currency of debtor contact information contained in our databases. Legal collections have longer time horizons but are expected to contribute to an increase in returns over two to five years. The method used to select accounts for legal collections is a critical component of a successful legal collections program. If accounts that have a higher likelihood of being collected are accurately selected, overall collection efficiency should increase.

We do not have a set policy regarding when to initiate legal process. Given the varying nature of each case, we exercise our business judgment following an analysis of accounts using computer-based guidance to determine when we believe use of the legal process is appropriate (i.e., where a debtor has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay). We are currently permitted to collect in all 50 states. As a result, we are able to initiate collection lawsuits on our own behalf in those states. However, we primarily utilize our network of third party law firms generally on a commission basis when we determine that it is financially or strategically prudent. We plan to continue making expenditures on our legal collections efforts in 2009, but the level of our expenditures going forward will not be of the magnitude expended in 2007 and will depend upon the results from our expenditures made in  2007 and 2008.

COMPETITION

The collections industry is highly fragmented and competitive. Most of the top 50 purchasers of bad debt maintain well-established collections operations and service and collect the bad debt that they purchase. A secondary source of competition for distressed debt portfolios is companies that buy debt in bulk and divide it up into smaller portfolios that are then resold to collection agencies, private investors and attorneys. Traditional collection agencies and attorneys purchase bad debt to diversify their operations and add debt they own to contingency collection work for others.

It is possible that larger, better funded competitors able to achieve economies of scale will try to use their superior financial resources to acquire a larger volume of portfolios at discounted prices and increase their revenues. Smaller less well capitalized collectors such as us may not be able to purchase the volume of portfolios necessary to offset the lower rate of collectible accounts and increased costs to collect. We compete in this environment by continually seeking out quality sources of portfolios, purchasing portfolios jointly with others, borrowing funds from Varde, and conducting rigorous due diligence on those portfolios that we do purchase to ensure that we can recover the cost we pay for the portfolios, repay funds borrowed to purchase portfolios, pay our collection, financing and operating costs and still have a profit. The Varde loan facility permits us to compete with these national companies, both because of the economic credibility the facility affords and because of the credibility an association with Varde affords within the industry. Loss of the Varde facility could, therefore, have a material affect on our ability to compete with larger debt buyers.

In addition to competing with other debt buyers, we also compete with credit grantors who each have unique mixes of internal collections, outsourced collections, and debt sales. The trend in the collections industry has been for credit grantors to sell portfolios rather than to manage contingency collections, but this has begun to reverse somewhat as portfolio prices have dropped. We expect that the availability of higher quality portfolios will not improve until prices go up.

Index

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

Significant federal laws and regulations that are or may be applicable to our business as a debt collector include the following:

Fair Debt Collection Practices Act.  Certain of our operations are subject to the Fair Debt Collection Practices Act, or FDCPA, and comparable statutes existing in many states. Under the FDCPA, a debt collector is restricted in the methods it uses to collect consumer debt. For example, a debt collector (1) is limited in communicating with persons other than the consumer about the consumer’s debt, (2) may not telephone at inconvenient hours, and (3) must provide verification of the debt at the consumer’s request. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the FDCPA. In addition, some states and certain municipalities require debt collectors to obtain a license, exemption or other such registration before collecting debts from debtors within those jurisdictions. Our policy is to comply with the provisions of the FDCPA and applicable state statutes. Although many states do not require that debt owners obtain a license, exemption or other such registration to collect in the state, we believe that a number of states will act to require such compliance in the future. We obtain the necessary authority prior to commencing collections in a jurisdiction. We have established policies and procedures to reduce the likelihood of violations of the FDCPA and related state statutes. For example, our account representatives receive training on these policies and must pass a test on the FDCPA, and our collectors work in an open environment that allows managers to monitor their interaction with debtors.

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

Index

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

Although we are not a credit originator, some of these laws directed toward credit originators may occasionally affect our operations because the debt we purchased was originated through credit transactions, such as the following laws, which apply principally to credit originators:

•	Truth in Lending Act;
•	Fair Credit Billing Act; and
•	Equal Credit Opportunity Act.

Federal laws that regulate credit originators require, among other things, that credit issuers disclose to consumers the interest rates, fees, grace periods, and balance calculation methods associated with their credit accounts. Consumers are entitled under current laws to have payments and credits applied to their accounts promptly, to receive prescribed notices, and to require billing errors to be resolved promptly. Some laws prohibit discriminatory practices in connection with the extension of credit. Federal statutes further provide that, in some cases, consumers cannot be held liable for, or their liability is limited with respect to, charges to the credit account that were a result of an unauthorized use of credit. These laws, among others, may give consumers a legal cause of action against us, or may limit our ability to recover amounts owing with respect to the debt, whether or not we committed any wrongful act or omission in connection with the account. If the credit originator fails to comply with applicable statutes, rules and regulations, it could create claims and rights for consumers that could reduce or eliminate their obligations to repay the account, and have a possible material adverse effect on us. Accordingly, when we acquire charged-off consumer debt, our general practice is to contractually require credit originators to indemnify us against any losses caused by their failure to comply with applicable statutes, rules and regulations relating to the debt before they are sold to us.

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

We cannot ensure that some of the charged-off consumer debt was not established as a result of identity theft or unauthorized use of credit and, accordingly, we could not recover the amount of the charged-off consumer debt. As a purchaser of charged-off consumer debt, we may acquire debt subject to legitimate defenses on the part of the consumer. In general, for a period of 90 to 180 days after purchasing charged-off consumer debt portfolios, we are able to return to the seller of the portfolio by contract any unqualified accounts that we discover, which include bankrupt debtors, debtors who have died, debt created by identity fraud or theft, and debt paid off prior to sale of the portfolio.

Index

EMPLOYEES

As of March 1, 2009, we had a total of 53 full-time employees and 4 part-time employees. We believe that our ability to attract, hire, and retain qualified personnel now and in the future is important to our success. Our core group of collection personnel has remained fairly stable, but we still may experience high turnover rates with new collection personnel. Given industry norms for turnover, we believe that our employee relations are good. None of our employees are represented by collective bargaining agreements.

RESEARCH AND DEVELOPMENT

We have had no research or development activities since inception.

ENVIRONMENTAL MATTERS

Our current operations do not involve activities that materially affect the environment. We dispose of ordinary hazardous substances commonly found in an office environment in substantial compliance with environmental laws.

ITEM 1A.  RISK FACTORS

Please carefully consider the following risk factors in addition to the other information appearing in this 2008 Form 10-K and our other filings with the Securities and Exchange Commission. The following statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 regarding forward-looking statements.

Our disclosure and analysis in this Form 10-K contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target”, “forecast” and similar expressions in connection with any discussion of future operating or financial performance or business plans or prospects. In particular, these include statements relating to future actions, business plans and prospects, and future performance.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that, individually or in the aggregate, may cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Index

RECENT INSTABILITY IN THE FINANCIAL MARKETS AND GLOBAL ECONOMY MAY AFFECT OUR ACCESS TO CAPITAL, OUR ABILITY TO PURCHASE ACCOUNTS, AND THE SUCCESS OF OUR COLLECTION EFFORTS

The downturn in the residential real estate market in the U.S., lack of available capital, declining business and consumer confidence and increased unemployment, have precipitated a recession. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds has increased. Further declines in real estate values in the U.S. or elsewhere and continuing credit and liquidity concerns have and are expected to continue to reduce our ability to collect on our purchased loan portfolios at the rates we have in prior years. In addition, continued or further credit market dislocations or sustained market downturns may reduce the ability of lenders to originate new credit, limiting our ability to purchase loan portfolios in the future. Further, increased financial pressure on the distressed consumer may result in additional regulatory restrictions on our operations and increased litigation filed against us. We are unable to predict the likely duration or severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business, financial condition and results of operations.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE

Our quarterly operating results will likely vary in the future due to a variety of factors that could affect our revenues and operating expenses in any particular quarter. Our operating results have fluctuated and may continue to fluctuate as the result of the factors described below and elsewhere in this Annual Report on Form 10-K:

•	the timing and amount of collections on our loan portfolios, including the effects of seasonality and economic recession;
•	any charge to earnings resulting from an impairment in the carrying value of our loan portfolios;
•	increases in operating expenses associated with the growth or change of our operations;
•	the cost of credit to finance our purchases of loan portfolios; and
•	the timing and terms of our purchases of loan portfolios.

Due to lower cash reserves and fluctuating prices for loan portfolios, there has been considerable variation in our quarter-to-quarter purchasing volume and we expect that to continue. The volume of our portfolio purchases will be limited while prices are high, and may or may not increase when portfolio pricing is more favorable to us. We believe our ability to collect on loan portfolios may be negatively impacted because of current economic conditions, and this may require us to increase our projected return hurdles in calculating prices we are willing to pay for individual portfolios. An increase in portfolio return hurdles may decrease the volume of portfolios we are successful in purchasing. Because we recognize revenue on the basis of projected collections on purchased portfolios, we may experience variations in quarterly revenue and earnings due to the timing of portfolio purchases.  Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues and earnings for any particular future period may decrease.

WE HAVE NOT BEEN ABLE TO COLLECT SUFFICIENT AMOUNTS ON OUR DEFAULTED LOAN PORTFOLIOS TO PAY AMOUNTS DUE TO VARDE ON SCHEDULE, RESULTING IN THE NEED TO SELL PORTFOLIOS THAT WE OTHERWISE MIGHT NOT HAVE SOLD AND FORFEIT RETURNS ON OUR INVESTMENTS IN PORTFOLIOS IN ORDER TO COVER THE SHORTALL

Our business primarily consists of acquiring and servicing loan portfolios that debtors have failed to pay and that the credit originator has deemed uncollectible and has charged-off. The credit originators generally make numerous attempts to recover on their defaulted loans, often using a combination of in-house recovery efforts and third-party collection agencies. These defaulted loans are difficult to collect and we may not collect a sufficient amount to cover our investment associated with purchasing the defaulted loan portfolios and the costs of running our business. In the past two years, with fewer portfolio purchases, we do not have the volume of accounts we had prior to 2007 and are seeing longer collection times for the portfolios we do purchase due to lower debtor liquidity. As a result of these two factors, our collections revenues are decreasing year-to-year and our ability to meet the principal threshold points required by our loan agreements with Varde has been more challenging. In response, we have had to sell portions of portfolios that we may not have otherwise sold and use our residual portfolio collections revenues to generate the funds necessary to pay amounts due to Varde. In some cases, we are forfeiting the return on our investment in portfolios in order to meet our debt obligations. If cash flow from collections and the sale of portfolios is less than anticipated, our ability to satisfy our debt obligations, purchase new portfolios and fund our operations may be materially and adversely affected.

Index

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

The availability of charged-off consumer debt portfolios at prices that generate an appropriate return on our investment depends on a number of factors both within and outside of our control, including the following:

•	the growth trends in the levels of debt obligations;
•	the level of sales of charged-off consumer debt portfolios by credit originators;
•	the number of industries selling charged-off consumer debt portfolios;
•
competitive factors affecting potential purchasers and credit originators of charged-off debt, including the number of firms engaged in the collection business and the capitalization of those firms, that may cause an increase in the price we are willing to pay for portfolios of charged-off consumer debt or cause us to overpay for portfolios of charged-off consumer debt; and

•	our ability to purchase portfolios in industries in which we have little or no experience with the resulting risk of lower returns if we do not successfully purchase and collect the debt.

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

Index

THE STATISTICAL MODEL WE USE TO PROJECT REMAINING CASH FLOWS FROM OUR PORTFOLIOS MAY PROVE TO BE INACCURATE, WHICH COULD RESULT IN REDUCED REVENUES OR THE RECORDING OF AN IMPAIRMENT CHARGE IF WE DO NOT ACHIEVE THE COLLECTIONS FORECASTED BY OUR MODEL

We use an internally developed collection score model to project the remaining cash flows from our portfolios. The collection score model considers known data about our accounts, including, among other things, our collection experience and changes in external market factors, in addition to all data known when we acquired the accounts. There can be no assurance, however, that we will be able to achieve the collections forecasted by our collection score model, especially given the volatility in the economy. If we are not able to achieve these levels of forecasted collections, our revenues will be reduced or we may be required to record an impairment charge, which could result in a reduction of our earnings.

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

WE MAY INCUR SIGNIFICANT IMPAIRMENT CHARGES BASED ON THE PROVISIONS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS STATEMENT OF POSITION 03-03

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

OUR GROWTH AND OPERATING RESULTS COULD BE IMPAIRED IF WE ARE UNABLE TO MEET OUR FUTURE CAPITAL NEEDS

Our ultimate success depends on our ability to continue to generate revenue through our operations and access internal and external sources of financing to fund our purchases of loan portfolios and our operations. At the end of 2008, we had a balance on our credit facility with Varde of $8.2 million, which is due to expire in June 2009. If our operations are impaired for any reason, including if the Varde loan facility is not available to supply working capital for operations and we do not have another source of funding readily available to fund our continued operations, we may be unable to meet our future capital needs. If we encounter some impairment in our ability to operate, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If unavailable, our operations could be severely limited, and we may not be able to implement our business plan in a timely manner or at all. We may not be able to access capital markets due to the lack of liquidity of our securities. If equity financing is used to raise additional working capital, the ownership interests of our existing LLC unit holders will be diluted.

Index

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

Our relationship with Varde includes the credit facility and the improved access to quality portfolios that our association with Varde provides. We rely on this relationship with Varde to ensure that we will purchase a steady stream of new portfolios that will enable us to leverage our infrastructure. Our relationship with Varde could suffer from any one of a number of factors, including:

•	We could default on our obligations under the credit facility;
•	Varde could refuse to fund purchases of portfolios we would like to purchase; or
•	Varde could disagree with our conservatism in purchasing new portfolios and refuse to make any new advances under the credit facility.

These circumstances could result in the following effects on our operations:

•	In the case of default, Varde could seize Matterhorn’s assets, which consist of portfolios into which we have invested a substantial amount of our own capital;
•	We could not sustain levels of portfolio purchasing that would maximize return on our infrastructure; or
•
We could suffer damage to our reputation in the industry, intensifying any difficulty we might otherwise have maintaining levels of portfolio purchasing that would maximize return on our infrastructure.

Any of these effects would severely limit our ability to generate the level of collections that we believe our fixed costs can support. In addition, we would have to reduce our variable collection costs, principally by terminating collection personnel. These steps may reduce our collection efficiency, and we might find it difficult to recover quickly from the damage to our reputation in the industry. Overall, these effects would lead to reduced revenues and lower margins, and could place us at risk of our revenues not covering costs if we could not reduce costs quickly enough and thereby could prevent us from continuing our operations.

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

THERE IS NO MARKET FOR OUR SECURITIES AND OUR OPERATING AGREEMENT RESTRICTS THE TRANSFER OF OUR SECURITIES

There is no trading market for our securities at present and there has been no trading market to date. We are not planning to facilitate the development of a trading market for our securities at this time. The ability to sell LLC units is also restricted by our Operating Agreement. These factors make our securities very illiquid.

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

Index

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

OUR INABILITY TO PURCHASE SUFFICIENT QUANTITIES OF LOAN PORTFOLIOS HAS NECESSITATED WORKFORCE REDUCTIONS

To operate profitably, we must continually acquire and service a sufficient amount of defaulted debt to generate revenue that exceeds our expenses. Fixed costs such as salaries and lease or other facility costs constitute a significant portion of our overhead. During 2007 and 2008, our portfolio purchases have greatly decreased. As a result, we have had to cut our fixed expenses by reducing the number of our collection and administrative personnel and cutting salaries for remaining employees. If we begin to purchase a higher volume of portfolios, we will have to rehire collection staff. This could lead to:

•	low employee morale;
•	fewer experienced employees;
•	higher training costs;
•	disruptions in our operations;
•	loss of efficiency; and
•	excess costs associated with unused space in our offices.

Furthermore, while the recession has increased the volume of affordable debt available to purchase, heightened regulation of the credit card and consumer lending industry may result in decreased availability of credit to consumers, potentially leading to a future reduction in defaulted debt available for purchase from credit originators. We cannot predict how our ability to identify and purchase debt and the quality of the debt would be affected if there is a shift in consumer lending practices, whether caused by changes in the regulations or accounting practices applicable to credit originators, a sustained economic downturn or otherwise.

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

Index

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

The loss of the services of one or more of our executive officers or key employees could disrupt our operations. We have employment agreements with David Caldwell, our Chief Operations Officer, and Darren Bard, our Chief Information Officer. However, these agreements do not and will not assure the continued services of these officers. The 2007 employment agreements with our executive officers currently in effect have a term of five years, ending in July 2012. Our success depends on the continued service and performance of our executive officers, and we cannot guarantee that we will be able to retain those individuals. In November 2008, Mr. William D. Constantino resigned from his position as Chief Officer of Legal Affairs of the Company and its subsidiary to pursue other career opportunities. We do not believe that Mr. Constantino’s departure had a material impact on our business operations. Our remaining executive officers, Accounting Manager and outside counsel have assumed Mr. Constantino’s responsibilities. The loss of the services of Mr. Caldwell and/or Mr. Bard could seriously impair our ability to continue to acquire or collect on debt and to manage and expand our business. We do not currently maintain key man life insurance for our officers.

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

Index

WE INCUR SUBSTANTIAL GENERAL AND ADMINISTRATIVE EXPENSES IN CONNECTION WITH BEING A PUBLICLY REPORTING COMPANY

Complying with the rules and regulations applicable to publicly reporting companies substantially increases our general and administrative expenses. These increased costs adversely affect our operating results by increasing expenses by an amount that is significant for a company of our size. In addition, management’s attention to our core business is significantly diverted by these requirements, which could result in decreased collections.

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

ITEM 2.  PROPERTIES

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

Index

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET

There is no trading market for our securities at present and there has been no trading market to date. We are not planning and do not intend to facilitate the development of a trading market.

HOLDERS OF RECORD

As of March 1, 2009, we had approximately 2,300 members, and one economic interest owner who is a non-voting LLC unit holder.

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

We made distributions to our investors in the amount of $493,000 in 2007 and none in 2008. Any determination with regard to the payment of distributions is at the discretion of our Board of Directors and depends upon our earnings, financial condition, applicable distribution restrictions and capital requirements, and other factors deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

We did not issue or sell any equity securities during the fiscal year ended December 31, 2008.

PURCHASES OF SECURITIES

In October 2007, a corrective ownership adjustment was made to the non-voting LLC units causing the non-voting LLC units to decrease by 49 units and increase voting LLC units by 65.  Also in October 2007, 199 of previously cancelled LLC units were reinstated due to a member reestablishing ownership and 548 LLC units were voluntarily returned to the Company and the member ownership interests were relinquished.

In January 2008 and April 2008, one member voluntarily returned 99 LLC units and one member voluntarily returned 150 LLC units, respectively, to the Company.  In July 2008, two members voluntarily returned 423 LLC units to the Company.  The forfeited LLC units represented each member’s entire respective investment interest in the Company.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, Performance Capital Management, LLC is not required to provide the information required by this Item.

Index

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed in Item 1A entitled "Risk Factors" of this Annual Report on Form 10-K. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in our filings with the Securities and Exchange Commission and in Item 1A above.

OVERVIEW

We acquire assets originated by federal and state banking and savings institutions, loan agencies, and other sources, for the purpose of generating income and cash flow from collecting or selling those assets. Typically, these assets consist of charged-off credit card contracts. These assets are typically purchased and sold as portfolios. We purchase portfolios using our own cash resources and funds borrowed from a third party. In 2007, we began entering into fee-based third-party collection arrangements in an effort to generate additional income and cash flow and to offset the expected decline in purchases of portfolios. In September 2008, however, we terminated our third-party collections program due to lack of sufficient volume to justify the costs associated with it.  We do not anticipate resuming third party collection activities in the immediate future.

Before purchasing a portfolio, we conduct due diligence to assess the approximate value of the portfolio. We try to purchase portfolios at a substantial discount to the actual amount of money that they will ultimately produce, so that we can recover the cost we pay for portfolios, repay funds borrowed to purchase portfolios, pay our collection, financing and operating costs and still have a profit. We believe that market conditions currently make it difficult, although not impossible, to purchase portfolios that will permit us to accomplish these objectives. We record our portfolios at cost based on the purchase price. We reduce the cost bases of our portfolios or pools: (i) based on collections under the cost recovery revenue recognition method; and (ii) by amortizing over the life expectancy of the pool under the interest revenue recognition method, which we are using for the majority of our loan portfolios purchased in 2007 and thereafter. The cost basis of a portfolio or pool is also reduced by sales of all or a portion of a portfolio and by impairment of the net realizable value of a portfolio.

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

Historically, we have measured the fair value of our loan portfolios based on the discounted present value of the actual amount of money that we believed a loan portfolio would ultimately produce utilizing entity-specific measurements. The Financial Accounting Standards Board (FASB), however, recently issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, provides guidance for measuring fair value, and requires certain disclosures. It does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement would need to be determined based on the assumptions that market participants would use in pricing the asset or liability.

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

Under the cost recovery method, when we sell all or a portion of a portfolio, to the extent of remaining cost basis for the portfolio, we reduce the cost basis of the portfolio by a pro rata percentage of the original portfolio cost. This method of accounting also applies to portfolios purchased and then immediately sold prior to being aggregated into a pool. Under the interest method, however, when we sell all or a portion of a portfolio in a pool, it reduces the cost basis of the pool by a pro rata percentage of the average portfolio cost in the pool. Our policy does not take into account whether the portion of the portfolio we are selling may be more or less valuable than the remaining accounts that comprise the portfolio.

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

We generally collect our portfolios over periods of time ranging from three to seven years, with the bulk of a portfolio's yield coming in the first three years we collect it. If we succeed in collecting our portfolios, we expect to recover the cost we paid for them, repay the loans used to purchase them, pay our collection, financing and operating costs, and still have excess cash.

Historically, our statement of operations generally reported proportionately low net revenues in periods that had substantial collections of recently purchased portfolios, due to the “front-loaded” cost basis recovery associated with portfolios where we use the cost basis recovery method. As a result, during times of rapid growth in our portfolio purchases (and probably for several quarters thereafter), our statement of operations showed a net loss. The use of the interest method of accounting as of January 1, 2007, eliminates this front-loading effect by amortizing the portfolio loan costs over the expected life of the loan portfolio. More collections from older portfolios whose cost bases have been completely recovered, along with the use of the interest method of accounting, may contribute to  our statement of operations reporting a lower net loss or possibly net income, assuming our portfolios perform over time as anticipated and we collect them in an efficient manner.

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

BASIS OF PRESENTATION

We present our financial statements based on February 4, 2002, the date we emerged from bankruptcy, being treated as the inception of our business. In our emergence from bankruptcy, we succeeded to the assets and liabilities of six entities that were in bankruptcy. The equity owners of these entities approved a reorganization plan under which the owners of the six entities agreed to receive ownership interests in Performance Capital Management, LLC, in exchange for their ownership interests in the predecessor entities. Our consolidated financial statements include the accounts of our parent operating company, Performance Capital Management, LLC, and its wholly-owned special purpose subsidiary Matterhorn Financial Services LLC, a California limited liability company (“Matterhorn”). All significant intercompany balances and transactions have been eliminated.

Index

CRITICAL ACCOUNTING POLICIES

Investments in Portfolios

We present investments in portfolios on our consolidated balance sheet at the lower of cost, market, or estimated net realizable value. As discussed above, we reduce the cost basis of a portfolio or a pool on a proportionate basis when we sell a portion of the portfolio, and we treat amounts collected on a portfolio or pool as a reduction to the carrying basis of the portfolio (i) on an individual portfolio basis using the cost recovery method and (ii) over the life of the pool using the interest method. When we present financial statements we assess the estimated net realizable value of our portfolios or pools each quarter on a portfolio-by-portfolio basis under the cost recovery method or on a pooling basis under the interest method of accounting, and we reduce the value of any portfolio or pool that has suffered impairment because its cost basis exceeds its estimated net realizable value. Estimated net realizable value represents management’s estimates, based upon present plans and intentions, of the discounted present value of future collections. We must make assumptions to determine estimated net realizable value, the most significant of which are the magnitude and timing of future collections and the discount rate used to determine present value. Our calculation of net realizable value does not take into account the cost to collect the future cash streams. Using the cost recovery method, once we write down a particular portfolio, we do not increase it in subsequent periods if our plans and intentions or our assumptions change. Using the interest method, if the cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

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

Under the cost recovery method, when we sell all or a portion of a portfolio, to the extent of remaining cost basis for the portfolio, we reduce the cost basis of the portfolio by a pro rata percentage of the original portfolio cost. This method of accounting also applies to portfolios purchased and then immediately sold prior to being aggregated into a pool. Under the interest method, however, when we sell all or a portion of a portfolio in a pool, it reduces the cost basis of the pool by a pro rata percentage of the average portfolio cost in the pool. Our policy does not take into account whether the portion of the portfolio we are selling may be more or less valuable than the remaining accounts that comprise the portfolio.

Credit Facility

As discussed in greater detail below, our credit facility with Varde Investment Partners, L.P. (“Varde”) provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in June 2009. The facility provides for Varde to receive a residual interest in portfolio collections after all funds invested in the portfolio have been repaid (with interest) and all servicing fees have been paid. We do not record a liability for contingent future payments of residual interests due to the distressed nature of the portfolio assets and the lack of assurance that collections sufficient to result in a liability will actually occur. When such payments actually occur, we will reflect them in our statement of operations as other financing costs. We anticipate that we will renew the agreement with Varde in June 2009. If Varde does not renew the agreement or if the terms of the renewal agreement prevent us from generating net income from the portfolios we purchase using the Varde financing, we will need to find alternative sources of capital. Our inability to obtain financing and capital as needed or on terms acceptable to us would limit our ability to acquire additional loan portfolios and to operate our business.

Note

For ease of presentation in the following discussions of “Operating Results” and “Liquidity and Capital Resources”, we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

OPERATING RESULTS

Comparison of Results for the Years Ended December 31, 2008 and December 31, 2007

The following discussion compares our results for the years ended December 31, 2008 and December 31, 2007.    We had net income of $34,000 in 2008, compared to a net loss of $769,000 in 2007.

Revenue

The following table summarizes the total cash proceeds we generated from operations and the net revenues we recognized for the years ended December 31, 2008 and 2007 (see consolidated Statements of Operations and Note 6 to the Notes to Consolidated Financial Statements).

	Cash Received		Net Revenue
	2008	2007	2008	2007
Collections on Loan Portfolios	$8.2 million	$11.5 million	$7.5 million	$7.3 million
Sales of Loan Portfolios	$2.4 million	$0.4 million	$0.9 million	$0.1 million
Total	$10.6 million	$11.9 million	$8.4 million	$7.4 million

In the year ended December 31, 2008 as compared to the year ended December 31, 2007, our total cash proceeds from collections decreased by $3.3 million and our total cash proceeds from sales of portfolios increased by $2 million. Our cash collections from portfolios are decreasing significantly as we experience the effects of fewer portfolio purchases and lower than projected performance of our portfolios due in large part to a significant slow down in the economy. While prices of loan portfolios have fallen recently, our low cash reserves have prevented us from capitalizing on the availability of lower cost portfolios. In addition, the downturn in the economy appears to have resulted in a decrease in debtor liquidity, which generally has the effect of reducing the number of collectable accounts and increasing the time and resources it takes to collect amounts owed. These factors have contributed to the $1.4 million provision for portfolio impairment, which has resulted from cash collections coming in at a slower rate than expected, and is reflected in our total operating costs and expenses.

Index

Our total net revenues increased by $1 million to $8.4 million for the year ended December 31, 2008, from $7.4 million for the year ended December 31, 2007. Portfolio collections provided 89.5% of our total net revenues in the year ended December 31, 2008, and 99.0% of our total net revenues for the year ended December 31, 2007.

We had a year-to-year increase in net revenues from portfolio collections of $192,000, with $7.5 million recognized in the year ended December 31, 2008 as compared to $7.3 million recognized in the year ended December 31, 2007. The year-to-year increase in net revenues from portfolio collections reflected on our consolidated Statements of Operations, despite the decrease in total cash collections on loan portfolios, was primarily due to a higher amount of older loan portfolios that were fully recovered being collected in 2008 as compared to 2007, thereby reducing the amount of cost recovery applied against gross collections in 2008.

We had a year-to-year increase in net revenues from portfolio sales of $810,000, with $885,000 generated in the year ended December 31, 2008 as compared to $75,000 generated in the year ended December 31, 2007. The increase in net revenues from portfolio sales was primarily the result of selling older portfolio accounts where the initial purchase costs had been fully recovered. We may engage in further sales to capitalize on market conditions, dispose of a portfolio that is not performing or dispose of a portfolio whose collection life, from our perspective, has run its course. At times we also sell portions of portfolios to cover shortfalls in principal payments on the loans used to purchase the portfolios. We continue collection efforts for certain accounts in these portfolios right up until the point of sale. We also anticipate continuing to sell portions of newly acquired portfolios from time to time, but do not expect to generate substantial net revenues from these sales.

We purchased $3.1 million of new portfolios (net of the $200,000 portion that was sold immediately after its purchase) and $1.9 million of new portfolios (net of the $1.4 million portion that was sold immediately after its purchase) in the years ended December 31, 2007 and 2008, respectively. If we are unable to acquire new portfolios that meet our criteria for generating net income, we expect our cash collection revenues to continue to decline, which decreases the amount of funds we have available to purchase new loan portfolios and pay our operating expenses. Our net portfolio purchases in 2008 were substantially lower than our net portfolio purchases in 2007 by approximately $1.2 million. We expect our portfolio purchases in 2009 to be at or lower than our portfolio purchases in 2008, primarily due to a lack of capital resources to purchase additional portfolios.

In an effort to offset relatively lower overall portfolio purchases in 2006 through 2008 and maintain collection efficiency, we began implementing other collection strategies in 2007, such as serving as a third-party collection agency, expanding use of the judicial process to collect specific accounts determined to be suitable for such an approach, and improving the accuracy and currency of debtor contact information contained in our databases, but have not realized significant gains from these strategies. The net revenue we received from third-party collections was $155,000 in 2007 and $258,000 in 2008. Due to lack of sufficient volume to justify the costs associated with the third party collections program, in September 2008, we decided to eliminate the program and focus our resources on collecting our own and Matterhorn’s portfolios.

We substantially increased our legal collections efforts during 2007 and to a lesser extent in 2008. We have recently scaled back our in-house legal collections program, but plan to continue such efforts in 2009 primarily using third party law firms, as we seek to generate revenue from accounts we believe might otherwise not be collectible. The level of our expenditures on legal collections going forward will, however, depend on the results of such efforts from expenditures made in  2007 and 2008 and will not be of the magnitude expended in 2007.

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

Net income in year ended December 31, 2008 was $34,000, as compared to a net loss of $769,000 in the year ended December 31, 2007. The net income in 2008 reflected in our consolidated Statements of Operations was due to sales of loan portfolios and the use of the interest method of accounting, which recognizes revenue over the life of a loan portfolio instead of recovering the cost of the entire portfolio before recognizing revenue. In addition, we decreased our salaries and benefits and general and administrative expenses in 2008 as compared to 2007. If we exclude the effect of portfolio sales, our net loss for the year ended December 31, 2008 increases to a net loss of $851,000 compared to a net loss of $843,000 for the year ended December 31, 2007.  As mentioned previously, the increase in our net income is also a result of a larger portion of our older portfolios, which are accounted for under the cost recovery method, becoming fully recovered in 2008 as compared to 2007.

During the twelve months ended December 31, 2008, we generated positive cash flow from operating activities of $1.2 million, enabling us to pay down third-party loans. Members’ equity, however, increased by $34,000 for the year ended December 31, 2008. This increase in members’ equity is attributed to the net income from operations of $34,000.

Operating Expenses

Our total operating costs and expenses increased to $7.9 million in 2008 from $7.6 million in 2007, due primarily to an increase in the provision for portfolio impairment from $302,000 in 2007 to $1.4 million in 2008, a $1.1 million increase.  This was offset by a year-to-year decrease in salaries and benefits expenses of $636,000 in 2008 as compared to 2007, as well as a  year-to-year decrease in general and administrative expenses of $179,000 in 2008 as compared to 2007. The current economic conditions have made it challenging to estimate when a portfolio will generate collections revenue and, therefore, we anticipate that we will continue to record impairment charges. Due to such fluctuations in the economy, the degree to which such impairments impact our financial statements will continue to vary from quarter-to-quarter.

We believe our current collection infrastructure could handle a greater volume of accounts. We view our material fixed costs as:

•	Payroll for administrative staff;
•	Rent;
•	Computer maintenance;
•	Professional services; and
•	Insurance.

We do not believe these costs will increase substantially even in the event we significantly increase the volume of accounts that we collect. We expect our purchases of portfolios in 2009 using our own and Varde funds will be substantially lower than those made in 2007 and 2008.

Our ratio of operating costs and expenses to total revenues from collections (i.e., excluding the effect of portfolio sales), a measure of collection efficiency, was 96.2% in 2008 and 65.9% in 2007. The decline in collection efficiency is the result of a decrease in collection revenues and the corresponding increase in total operating costs and expenses, primarily due to a significant increase in the provision for portfolio impairment.

Index

Our interest expense and other financing costs decreased to $433,000 in 2008 from $593,000 in 2007, a $160,000 decrease. The decrease was due primarily to paying down the debt that is due to Varde.  The Varde debt decreased to $2.2 million at December 31, 2008, compared to $3.6 million at December 31, 2007. We plan to continue to purchase portfolios using the Varde credit facility in 2009. We expect, however, that our participation in such portfolio purchases will remain low due to our limited cash reserves. In order to maintain the working capital necessary to run our operations, we continue to monitor the balance between portfolios we purchase using our own cash (where collection revenues are immediately available to us in full) and portfolios we purchase using the Varde credit facility (where we must immediately apply a substantial portion of collections to debt service). The cash constraint, however, has a compounding effect because it results in further reducing the amount of loan portfolios we purchase using our own funds and increases our use of financing to purchase loan portfolios, which commensurately increases the interest and other financing expenses we incur.

Our general and administration expenses decreased by $179,000 to $2.9 million for the year ended December 31, 2008. The decrease was primarily due to reduced legal collections costs, telephone costs and accounting costs, but offset by an increase in consulting costs of $49,000. Our salaries and benefits expenses decreased by $636,000 to $3.5 million primarily due to a reduction in collection and administrative staff as well as salary cuts. We expect our operating expenses to remain relatively constant due to our efforts to  contain costs in an environment that is challenging due to economic conditions and the lack of available capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, including restricted cash, was $758,000 at December 31, 2008, as compared to a balance of $1.1 million at December 31, 2007, a $333,000 decrease. During 2008, our portfolio collections and sales generated $10.6 million of cash, we borrowed $2.6 million, and we used $8.4 million for operating and other activities, $1.9 million for purchases of new portfolios (net of that portion that was sold immediately after its purchase), $4.0 million to repay loans.

Based on our cash position and current financial resources, we believe we have adequate capital resources to continue our business for the next twelve months. We expect to purchase fewer new portfolios using our own funds in 2009 and use a greater portion of our cash reserves for operating expenses and collecting our existing portfolios as efficiently as possible. We also plan to use third party financing, if available, to purchase portfolios that we otherwise would not be able to purchase. We will continue our efforts to reduce variable costs associated with collections. If, however, such efforts do not provide sufficient capital to meet expected and unexpected operating costs and expenses, as well as cover shortfalls in principal payments owed to Varde, we may engage in further sales of portfolios or portions of portfolios to third parties and/or borrow against our unencumbered portfolios to generate supplemental capital. If these efforts fail, we may not be able to continue our operations.

Historically, our primary sources of cash have been cash flows from operations and borrowings. Recently, cash has been used for acquisitions of loan portfolios, repayments of borrowings, purchases of property and equipment, legal collections and general working capital.

The net income of $34,000 in the year ended December 31, 2008 was the result of the contribution of net revenues from portfolio sales of $885,000 due to the sale of older portfolios whose cost bases had been fully recovered, which generated total cash proceeds in 2008 of $2.4 million, $1.4 million of which was from portfolios that were sold immediately after purchase (compared to total cash proceeds from portfolio sales of $420,000 in 2007). Without these sales, we would have incurred a net loss of $851,000 in 2008.

The cash we generate from portfolio collections has been steadily declining. Total portfolio cash collections decreased by $3.3 million to $8.2 million for the year ended December 31, 2008, as compared to $11.5 million for the year ended December 31, 2007. We can attribute the significant decline to fewer portfolio purchases and the underperformance of our portfolios (collections coming in at a slower rate than we projected). The slower rate of collections can largely be attributed to a slow down in the economy, which has contributed to debtors’ inability to pay or a delay in payments.

Index

The reasons for the problems being experienced not only by PCM but throughout the industry include the credit crunch, the mortgage meltdown, and the rise in unemployment, inflation, foreclosures, and bankruptcy filings. As a result, the October 2008 issue of the collection industry magazine Credit & Collection Risk reports, “over-leveraged consumers – burdened by too much credit card and mortgage debt – cannot repay their creditors.”  The article goes on to report that bankruptcy filings increased by 48% in the first quarter of 2008 as compared to the same period in 2007, foreclosures in the first quarter of 2008 rose 112% as compared to the first quarter of 2007, and recoveries on debt are down by an average of 20% this year over last – a drop consistent with our own collection experience in that period.

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

In the meantime, we have begun instituting cost-cutting and capital preservation measures in an effort to address the lower cash collections by foregoing payment of regular distributions to our unit holders, purchasing portfolios with borrowed funds, increasing portfolio sales, eliminating third-party collections, outsourcing more of our legal collections, and reducing salaries and benefits through a reduction in administrative and collection personnel. Our goal is to achieve at least break-even results until economic conditions improve enough for us to secure additional capital and increase our portfolio purchases and collections.

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

In 2008, we reduced our collection and administrative staff in an effort to align our operating expenses to our lower collections revenues resulting primarily from fewer portfolio purchases. As of March 1, 2008, we had a total of 83 full-time employees and 3 part-time employees. As of March 1, 2009, we had a total of 53 full-time employees and 4 part-time employees. Our reduction in collections staff, however, must take into consideration the significant upfront investment in recruiting and training collection personnel and the need to retain enough collectors to effectively service our portfolios. We may increase our use of third-party collection agencies to service portions of our loan portfolios when the volume of our loan portfolios exceeds the capacity of our existing collections infrastructure to service them.

Our portfolios provide our principal long-term source of liquidity. Our purchase of portfolios is limited by the amount of cash reserves and borrowed funds we have available and the availability of reasonably priced portfolios. Cash generated from operations depends on our ability to efficiently collect on the loan portfolios. Over time, our goal is to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. Many factors, including the state of the economy, paying too much for a portfolio, the liquidity of debtors, and our ability to hire and retain qualified collectors, may impact our ability to collect an amount of cash necessary to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios, pay our collection, financing and operating costs and still have a profit. Fluctuations in these factors may cause a negative impact on our business and materially impact our expected future cash flows. Although a non-cash item, the provision for portfolio impairment of $1.4 million reveals a continued decline in the performance of our portfolios as compared with our projections. We periodically assess the timing and amount of our portfolio cash collections estimates under the interest method of accounting and make adjustments to those estimates in an effort to align our projections to the factors, including those discussed above, that determine what we can expect to collect on our portfolios.

Index

During 2008, we purchased $1.9 million (net of that portion that was sold immediately after its purchase) of loan portfolios, $414,000 of which was purchased for our own account. This compares with net purchases in 2007 of $3.1 million, $1.1 million of which was purchased for our own account. Our assessment of market conditions, as well as the amount of liquid cash and other financial resources we have available to us, will continue to dictate whether and when we purchase portfolios.

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

In the latter part of 2006 and in the first half of 2007, we made expenditures associated with the repurchase of LLC units from our unit holders through the buy back program and the move to our new offices. In the beginning of 2007, we also began a third party collections program and to expand our legal collections efforts, both of which required front-end investment. Net revenues from portfolio collections, foregoing the payment of regular distributions to our LLC unit holders beginning in the third quarter of 2007 and fewer portfolio purchases in 2007 helped us to maintain a cash reserve despite the higher expenditures in 2007.

In 2009, we plan to continue to work on maintaining a minimum cash balance and building our cash reserves. If successful, we intend to use more of our own funds and less borrowed funds to purchase portfolios, in order to reduce the corresponding interest expense and financing costs, with the overall objective of implementing our business plan – to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios, pay our collection, financing and operating costs and still have a profit. In addition to foregoing distributions, we will continue to monitor our collection infrastructure to maximize efficiencies in an effort to maintain or reduce expenses.

In the year ended December 31, 2008, our operating, interest and other expenses of $8.4 million approximately equaled our total net revenues of $8.4 million. We believe these results are partly due to a reduction in purchased portfolios. In an effort to offset the decline in portfolio purchases, we continue to strive to maximize the use of our collections infrastructure by focusing our efforts on collecting the right portfolios or portions of portfolios in an efficient manner as well as increase our legal collections.

We have had to abandon the old rule of thumb that we will collect three times a portfolio’s purchase price in three years and instead are settling for collecting two to two and a half times the portfolio’s purchase price in three to seven years.

The percentage of funds that we contributed to a Matterhorn portfolio purchase using the Varde credit facility in 2008 was generally lower in proportion to the purchase price than in 2006 and 2007, resulting in larger loans and commensurately higher interest expense and other financing costs per loan. We expect this to continue in 2009 unless we are able to sufficiently increase our cash reserves and thereby increase our percentage of participation in Matterhorn purchases as well as purchase portfolios without Varde funds.

During 2008, we purchased $1.9 million of portfolios (net of the $1.4 portion that was immediately sold). In the year ended December 31, 2007, we purchased $3.1 million of new portfolios (net of the $200,000 portion that was sold immediately after its purchase).  Our assessment of market conditions, as well as the amount of liquid cash and other financial resources we have available to us, will continue to determine whether and when we purchase portfolios. In an attempt to compete in a highly competitive marketplace and operate as efficiently as possible, we  continue to strive to purchase and retain portfolios or portions of portfolios that will provide the greatest return and which bring collection efficiency down. As a result of this analysis, we continue to focus our collection efforts on those portions of portfolios that we expect will generate the most returns.

Index

We have used our dialer to ensure that our collectors focus on portfolios that continue to show results. By monitoring the results of calls originated through our dialer, we identified portfolios that required more cost to collect than others. Particularly where we had worked to collect these portfolios over an extended period of time, we determined that some of our portfolios’ collection lives had run their course from our perspective. We sold a number of older portfolios identified by this process in 2008. We believe this process of constantly evaluating portfolio returns against costs of collection should continue to improve the balance between our new and old portfolios. We will continue to sell portfolios or portions of portfolios if we believe market conditions are acceptable and portfolio performance is not up to our expectations.

Varde Credit Facility

On July 13, 2004, effective June 10, 2004, we entered into a definitive Master Loan Agreement with Varde, a well-known participant in the debt collection industry, to augment our portfolio purchasing capacity using capital provided by Varde. The following list summarizes some of the key business points in our agreement with Varde:

•	The credit facility provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in June 2009;
•	Varde is not under any obligation to make a loan to us if Varde does not approve of the portfolio(s) we propose to acquire and the terms of the acquisition;
•	Varde has the right to participate in any proposed acquisition of a portfolio by us in excess of $500,000 pursuant to a right of first refusal; and
•
We must agree with Varde on the terms for each specific advance under the credit facility, including such material terms as: (a) the relative sizes of our participation and Varde's in supplying the purchase price; (b) the amount of servicing fees we will receive for collecting the  portfolio; (c) the rates of return on the funds advanced by Varde and us; and (d) the split of any residual collections after repayment of the purchase price (plus interest) to Varde and  us and payment of servicing fees.

We will never have outstanding indebtedness of the full $25 million at any one time due to the cumulative nature of the credit facility. We have created Matterhorn, a wholly-owned subsidiary, to serve as the entity that will purchase portfolios under the loan agreement with Varde. Varde has a first priority security interest in all the assets of Matterhorn securing repayment of its loans and payment of its interest in residual collections. Performance Capital Management has entered into a Servicing Agreement with Matterhorn as part of the agreement with Varde, and Varde has a security interest in Matterhorn's rights to proceeds under the Servicing Agreement. Under the Servicing Agreement, Performance Capital Management will collect the portfolios purchased by Matterhorn in exchange for a fee that will be agreed upon prior to the funding of each individual financing by Varde. Performance Capital Management has also guaranteed certain of Matterhorn's operational obligations under the loan documents. Varde may exercise its rights under its various security interests and the guaranty if an event of default occurs. These rights include demanding the immediate payment of all amounts due to Varde, as well as liquidating the collateral. A failure to make payments when due, if not cured within five days, is an event of default. Other events of default include:

•	Material breaches of representations and warranties;
•	Uncured breaches of agreements having a material adverse effect;
•	Bankruptcy or insolvency of Performance Capital Management or Matterhorn;
•	Fraudulent conveyances;
•	Defaults in other debt or debt-related agreements;
•	Failure to pay judgments when due;
•	Material loss or damage to, or unauthorized transfer of, the collateral;
•	Change in control of Performance Capital Management;
•	Termination of Performance Capital Management as the Servicer under the Servicing Agreement; and
•	Breach of Varde's right of first refusal to finance portfolio acquisitions.

Index

At December 31, 2008, Matterhorn owed $2.2 million under the facility in connection with purchases of certain charged-off loan portfolios. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of $1.7 million at December 31, 2008. The loan advances have minimum payment threshold points with terms of up to three years and bear interest at the rate of 12% per annum. These obligations are scheduled to be repaid in full on dates ranging from April 2009 to September 2011. Once all funds (including those invested by us) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by us are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. The amount of remaining available credit under the facility at December 31, 2008 was $8.2 million. Matterhorn has borrowed a total of $16.8 million, with $3.6 million outstanding at December 31, 2007.

In June 2007, we entered into an amendment to the Master Loan Agreement with Varde, a copy of which was filed as an exhibit to our report on Form 10-QSB for the period ended June 30, 2007. The amendment extends the maturity date for principal and any other accrued but unpaid amounts on each loan made on or after the effective date of the amendment from up to two years to up to three years. This change was made to allow more time for a portfolio purchased using the Varde credit facility to generate sufficient collection revenues to pay the balance of the Varde loans, including principal and any other accrued but unpaid amounts, in full by their due dates.

On November 27, 2007, we entered into a letter agreement with Varde that modified the loan terms of five of our outstanding loans by extending the loan repayment periods from two to three years, with scheduled minimum payments of principal and interest due every six months during the term. The percentage of the principal balance that is required to be paid on the scheduled due dates varies with each loan. The five loans had an unpaid principal balance of $2.3 million at December 31, 2007. The loans continue to bear interest at the rate of 12% per annum. The other outstanding Varde loans are already on three-year terms since they were made on or after the effective date of the amendment to the Master Loan Agreement, with the exception of a loan made on November 11, 2007, with a principal balance of approximately $239,000 at December 31, 2007, which has a term of two and one-half years and is scheduled to be paid in full in April, 2010.

Two Matterhorn loan portfolios that were purchased using Varde financing in June 2007 and November 2007 failed to generate enough collections revenue to meet their required minimum principal threshold points in November and December 2008 that was called for under the loan agreements with Varde. Remedial payments of $9,991 and $13,192, respectively, were made in January 2009 for the two loans. The remedial payments brought the loans into compliance.

Under one of our loan agreements with Varde that was entered into in April 2005, we were required to pay the balance of the loan in full by the due date of April 30, 2008. We did not receive a notice of default from Varde and paid the loan off in full in December 2008.

A Varde loan that was made in December 2005 was due to be paid in full in December 2008. The original loan was for $4.6 million. The principal balance in mid-March 2009, was $260,000. Another Matterhorn loan portfolio that was purchased using Varde financing in June 2007 in the amount of $949,000 failed to generate enough collections revenue to meet its required minimum principal threshold point in December 2008 that was called for under the loan agreement with Varde. The shortfall was approximately $127,000. The outstanding principal balance on this loan in mid-March 2009 was $518,000.

We have technically defaulted on these two loan agreements with Varde for failing to meet principal threshold points and payment deadlines. Varde has informally agreed to extend one of the portfolio’s payment terms based on current collection rates that are anticipated to pay off interest and principal owed to Varde over the next nine months. For the second loan, Varde has informally agreed to accept our portion of principal and interest and any residual interest in portfolio collections owed to us by Matterhorn, excluding servicing fees. If Varde were to exercise its rights under the default provisions of the Master Loan Agreement, it could demand the immediate payment of all amounts due and recall servicing of the portfolios from PCM. If that occurs, we will take steps to outsource our remaining portfolio collections to third party agencies, with the exception of debtors already on payment programs, in an effort to decrease our administrative and variable costs associated with collecting our portfolios. With fewer personnel, we will also seek to sublease a large portion of our leased office space, thereby further reducing our fixed expenses. If these efforts fail to provide sufficient cash reserves to pay our expenses, we will not be able to continue operating.

Index

The term of the Master Loan Agreement with Varde ends in June 2009. We anticipate that Varde will renew the agreement. However, if Varde does not renew the agreement or if the terms of the renewal agreement prevent us from generating net income from the portfolios purchased using Varde financing, we will need to find alternative sources of capital. Our inability to obtain financing and capital as needed or on reasonable terms would limit our ability to acquire additional loan portfolios and to operate our business. We will also continue to acquire portfolios on our own that meet our criteria for generating net revenue, when we have sufficient cash to do so.

Capital Expenditures

We plan to continue making expenditures on legal collections, but the level of the expenditures in 2009 is expected be lower than in each of 2007 and 2008. We may from time to time acquire capital assets on an as needed basis. Our most significant capital assets are our dialer and our telephone switch. We currently have no large expenditures planned for capital assets.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, (“SFAS 160”). These pronouncements are required to be adopted concurrently and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited, thus the provisions of these pronouncements will be effective for the Company in fiscal year 2009. The adoption of SFAS 141(R) and SFAS 160 is not expected to have a material impact on the Company’s consolidated statements of financial position, operations or cash flows at this time.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated statements of financial position, operations or cash flows at this time.

In April 2008, the FASB issued Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated statements of financial position, operations and cash flows at this time.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles generally accepted in the United States. SFAS 162 is effective November 15, 2008. The adoption of SFAS 162 is not expected to have a material impact on the Company’s consolidated statements of financial position, operations and cash flows at this time.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Instrument When the Market for That Asset Is Not Active.” This FSP illustrates key considerations in determining a fair value of a financial asset when the market for that financial asset is not active. This FSP also provides clarification, among other things, how the reporting entity’s own assumptions should be considered when measuring fair value when relevant observable inputs do not exist. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated statements of financial position, operations and cash flows at this time.

In December 2008 the FASB released FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends Statement of Financial Accounting Standard No. 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated statements of financial position, operations and cash flows at this time.

Index

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

Index

[MOORE STEPHENS WURTH FRAZER AND TORBET, LLP LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Performance Capital Management, LLC
Buena Park, California

We have audited the accompanying consolidated balance sheets of Performance Capital Management, LLC as of December 31, 2008 and 2007, and the related consolidated statements of operations, members’ equity and cash flows for the years ended December 31, 2008 and 2007. Performance Capital Management's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performance Capital Management, LLC as of December 31, 2008 and 2007, and the related consolidated statements of operations, members’ equity and cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/  MOORE STEPHENS WURTH FRAZER AND TORBET, LLP

April 6, 2009
Orange, California

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

ASSETS
	2008	2007

Cash and cash equivalents	$421,943	$693,227
Restricted cash	335,890	397,393
Other receivables	27,431	16,655
Purchased loan portfolios, net	2,099,627	3,222,642
Property and equipment, net	358,761	365,727
Deposits	35,822	36,575
Prepaid expenses and other assets	84,710	107,074

Total assets	$3,364,184	$4,839,293

LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:
Accounts payable	$66,222	$104,517
Accrued liabilities	546,001	601,243
Accrued interest	17,140	37,513
Notes payable	2,235,649	3,630,359
Income taxes payable	23,580	23,580
Total liabilities	2,888,592	4,397,212

COMMITMENTS AND CONTINGENCIES	-	-

MEMBERS' EQUITY	475,592	442,081

Total liabilities and members' equity	$3,364,184	$4,839,293

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
REVENUES:
Portfolio collections , net	$7,521,771	$7,329,722
Portfolio sales, net	885,022	74,555

TOTAL NET REVENUES	8,406,793	7,404,277

OPERATING COSTS AND EXPENSES:
Salaries and benefits	3,518,053	4,154,070
General and administrative	2,868,768	3,047,676
Provision for portfolio impairment	1,422,000	302,000
Depreciation	107,781	99,395
Total operating costs and expenses	7,916,602	7,603,141

INCOME (LOSS) FROM OPERATIONS	490,191	(198,864)

OTHER INCOME (EXPENSE):
Interest expense and other financing costs	(433,400)	(593,364)
Interest income	1,446	10,237
Other income	556	38,585
Total other expense, net	(431,398)	(544,542)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	58,793	(743,406)
INCOME TAX PROVISION	25,180	25,180

NET INCOME (LOSS)	$33,613	$(768,586)

NET INCOME (LOSS) PER UNIT BASIC AND DILUTED	$0.06	$(1.40)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING LLC UNITS	549,438	549,911

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

			Retired
			or		Total
	Member	Unreturned	Abandoned	Accumulated	Members'
	Units	Capital	Capital	Deficit	Equity

Balance, December 31, 2006	550,244	$22,752,550	$1,048,712	$(22,097,635)	$1,703,627

Adjustment to repurchased units	16	1,706	(592)	(1,114)	-

Reinstatement of units to investors	199	17,338	(17,338)	-	-

Member units returned by investors	(548)	(21,164)	21,164	-	-

Distributions to investors		(492,960)	-	-	(492,960)

Net loss		-	-	(768,586)	(768,586)

Balance, December 31, 2007	549,911	$22,257,470	$1,051,946	$(22,867,335)	$442,081

Member units returned by investors	(672)	(28,954)	28,954	-	-

Distributions to investors		(102)	-	-	(102)

Net Income		-	-	33,613	33,613

Balance, December 31, 2008	549,239	$22,228,414	$1,080,900	$(22,833,722)	$475,592

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$33,613	$(768,586)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in allowance on loan portfolios	1,422,000	302,000
Depreciation	107,781	99,395
(Increase) decrease in operating assets:
Other receivables	(10,776)	12,329
Purchased loan portfolios	(298,985)	1,476,300
Prepaid expenses and other assets	22,364	(6,800)
Deposits	753	43,888
Increase (decrease) in operating liabilities:
Accounts payable	(38,294)	(61,479)
Accrued liabilities	(55,242)	177,876
Accrued interest	(20,373)	(8,527)
Income taxes payable	-	(4,000)
Net cash provided by operating activities	1,162,841	1,262,396

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(100,816)	(35,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in restricted cash	61,503	94,007
Borrowings on loans payable	2,575,060	1,636,787
Repayment of loans payable	(3,969,770)	(2,461,888)
Distributions to investors	(102)	(492,960)
Net cash used in financing activities	(1,333,309)	(1,224,054)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(271,284)	3,339

CASH AND CASH EQUIVALENTS, beginning of period	693,227	689,888

CASH AND CASH EQUIVALENTS, end of period	$421,943	$693,227

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

Income taxes paid	$25,180	$29,180

Interest paid	$363,648	$481,783

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

A total of approximately $57,425,000 was raised over the period 1991 to 1994 by selling limited partnership interests in the PAM Funds. PCM LLC’s operating agreement provides that the Board of Directors may elect from time to time to make pro rata cash distributions to the PCM LLC investors based on their unreturned capital, until all investors receive their full capital investment back without interest. Thereafter, any distributions to the investors are to be made in proportion to their respective percentage interests in PCM LLC. Certain investors received approximately $19.3 million of payment from various PAM Funds prior to the bankruptcy filing. Following the PCM LLC February 4, 2002, emergence from bankruptcy, PCM LLC made a $12 million distribution required by the Reorganization Plan, leaving approximately $26 million of unreturned capital to distribute to the PCM LLC investors. From 2003 through the second quarter of 2007, PCM LLC made regular quarterly distributions to its investors totaling $2.8 million. The balance of unreturned capital at December 31, 2008 was approximately $22 million. Any determination with regard to the payment of future distributions is at the discretion of the PCM LLC Board of Directors and will depend upon the Company’s future earnings, financial condition, applicable distribution restrictions and capital requirements and other factors deemed relevant by the PCM LLC Board of Directors.

Wholly-owned Subsidiary

In July 2004, the Company completed a credit facility (effective June 10, 2004) with Varde Investment Partners, L.P. (“Varde”), a participant in the debt collection industry, to augment portfolio purchasing capacity using capital provided by Varde. To implement the agreement, PCM LLC created a wholly-owned subsidiary, Matterhorn. The facility provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in June 2009.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business (continued)

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

Cash and Cash Equivalents

The Company defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $18,000 as of December 31, 2008. The amount that exceeds federally insured limits has decreased greatly from prior years due to the recent increase in the federally insured limits. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

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

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

PCM LLC did not experience the level of cash reserves that it expected during the year ended December 31, 2008, largely due to a decrease in collection revenues and continued expenditures to purchase new portfolios and pay operating expenses. In order to conserve working capital necessary to run its business, PCM LLC’s Board of Directors decided at its October 2007 meeting to cease making regular distributions to PCM LLC unit holders. Any determination with regard to the payment of future distributions is at the discretion of the PCM LLC Board of Directors and will depend upon the Company’s future earnings, financial condition, applicable distribution restrictions and capital requirements and other factors deemed relevant by the PCM LLC Board of Directors.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2008, management expects these assets to be fully recoverable.

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

The operations of a limited liability company are generally not subject to income taxes at the entity level, because its net income or net loss is distributed directly to and reflected on the tax returns of its members. The net tax basis of PCM LLC’s assets and liabilities is more than the reported amounts on the financial statements by approximately $420,000 for the 2008 tax year and $481,000 for the 2007 tax year, due primarily to the timing differences of purchased loan portfolio loss reserves and impairments.

Members’ Equity

Members’ equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of December 31, 2008, PCM LLC had 525,566 voting LLC units and 23,673 non-voting LLC units. Retired or abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC’s plan of reorganization to eliminate the interests of PCM LLC members that PCM LLC has not been able to locate. The following adjustments to PCM LLC’s outstanding securities occurred in 2007 and 2008:

•	In October 2007, a corrective ownership adjustment was made to the non-voting LLC units causing the non-voting LLC units to decrease by 49 and the voting LLC units to increase by 65;

•	In October 2007, a total of 548 LLC units were voluntarily forfeited and returned to the Company by eight unit holders and were subsequently canceled;

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

•
In October 2007, 199 LLC units that had been canceled in accordance with PCM LLC's Chapter 11 Bankruptcy Reorganization Plan, which provides a method to eliminate the interests of PCM LLC members that PCM LLC has not been able to locate for a period of time, were reinstated due to a beneficiary heir establishing ownership;

•	In January 2008 and April 2008, one member voluntarily returned 99 LLC units and one member voluntarily returned 150 LLC units, respectively, to the Company; and

•	In July 2008, two members voluntarily returned 423 LLC units to the Company. The forfeited LLC units represented each member’s entire respective investment interest in the Company.

Note 4 - Recent Accounting Pronouncements
.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, (“SFAS 160”). These pronouncements are required to be adopted concurrently and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited, thus the provisions of these pronouncements will be effective for the Company in fiscal year 2009. The adoption of SFAS 141(R) and SFAS 160 is not expected to have a material impact on the Company’s consolidated statements of financial position, operations or cash flows at this time.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated statements of financial position, operations or cash flows at this time.

In April 2008, the FASB issued Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated statements of financial position, operations and cash flows at this time.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles generally accepted in the United States. SFAS 162 is effective November 15, 2008. The adoption of SFAS 162 is not expected to have a material impact on the Company’s consolidated statements of financial position, operations and cash flows at this time.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Instrument When the Market for That Asset Is Not Active.” This FSP illustrates key considerations in determining a fair value of a financial asset when the market for that financial asset is not active. This FSP also provides clarification, among other things, how the reporting entity’s own assumptions should be considered when measuring fair value when relevant observable inputs do not exist. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated statements of financial position, operations and cash flows at this time.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Recent Accounting Pronouncements (continued)

In December 2008 the FASB released FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends Statement of Financial Accounting Standard No. 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated statements of financial position, operations and cash flows at this time.

Note 5 – Fair Value of Financial Instruments

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

On January 1, 2008, the Company adopted FAS 157 for financial assets and liabilities. According to FASB Staff Position No. FAS 157-2, the application of FAS 157 to certain non-financial assets and liabilities, including goodwill and other indefinite-lived assets, was deferred to fiscal years beginning after November 15, 2008. The Company’s goodwill and other indefinite-lived intangible assets tested for impairment on a recurring basis and the deferral of FAS 157 applies to these terms. The Company will adopt the provisions of FAS 157 for non-financial assets and non-financial liabilities that are recognized and disclosed at fair value on a nonrecurring basis, for its fiscal year beginning January 1, 2009. The adoption of FAS 157 did not have a material impact on the Company’s consolidated statements of financial position, operations or cash flows.

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

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Fair Value of Financial Instruments (continued)

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). The Company has elected not to adopt the provisions of FAS 159 for its fiscal year ended December 31, 2008. Therefore, the above instruments are not required to be recorded at their fair value. However, for disclosure purposes in connection with the provisions of Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company is required to estimate the fair value of financial instruments when it is practical to do so. Borrowings under the Company’s credit facility are carried at historical cost, adjusted for additional borrowings less principal repayments, which approximates fair value.

Historically, the Company has measured the fair value of its loan portfolios based on the discounted present value of the actual amount of money that the Company believed a loan portfolio would ultimately produce utilizing entity-specific measurements. Under FAS 157, the Company would have to attempt to determine the fair market value of hundreds of loan portfolios on a recurring basis. There is no active market for loan portfolios or observable inputs for the fair value estimation. Therefore, there is potential for a significant variance in the actual fair value of a loan portfolio and the Company’s estimate. Given this inherent uncertainty associated with measuring the fair value of its loan portfolios under FAS 157 and the excessive costs that would be incurred, the Company considers it not practical to measure the fair value of its loan portfolios.

Note 6 - Purchased Loan Portfolios

The Company acquires loan portfolios from federal and state banks and other sources.  These loans are acquired at a substantial discount from the actual outstanding balance.  The aggregate outstanding contractual loan balances at December 31, 2008 and 2007 totaled approximately $739 million and $796 million, respectively.

The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the net present value of estimated future cash flows expected to be collected, a valuation allowance is recognized in the amount of such impairment.

The carrying amount of purchased loan portfolios included in the accompanying consolidated balance sheets is as follows:

	Dec. 31, 2008	Dec. 31, 2007
Unrecovered cost balance, beginning of period	$3,582,983	$5,059,283
Valuation allowance, beginning of period	(360,341)	(58,341)
Net balance, beginning of period	3,222,642	5,000,942
Net portfolio activity	298,985	(1,476,300)
Subtotal	3,521,627	3,524,642
Provision for portfolio impairment	(1,422,000)	(302,000)
Net balance, end of period	$2,099,627	$3,222,642

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Purchased Loan Portfolios (continued)

Purchases by Quarter

The following table summarizes portfolio purchases the Company made during each of the first, second, third, and fourth quarters of 2008 and during the year ended December 31, 2007, that were accounted for using the interest method, and the respective purchase prices (in thousands):

	For the year	For the three	For the three	For the three	For the three
	Ended	months ended	months ended	months ended	months ended
	Dec. 31, 2007	Mar 31, 2008	June 30, 2008	Sep. 30,2008	Dec. 31, 2008

Fair Value Date of Purchase	$2.8 million	$0.7 million	$0.7 million	$0.3 million	$0.0 million

Forward Flow Allocation	$3.6 million	$0.9 million	$0.9 million	$0.4 million	$0.0 million
(Accretable Yield )

During the twelve months ended December 31, 2008, the Company purchased $3.3 million of loan portfolios, $1.4 million of which was immediately sold after being purchased. The Company used the cost recovery method for a $62,000 portion of the $1.9 million net amount of the loan portfolios that the Company retained because that portion’s future collections could not be reasonably estimated. During the year ended December 31, 2007, the Company purchased $3.3 million of loan portfolios, $204,000 of which was immediately sold after being purchased.

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

Prior to January 1, 2007, the Company was not reasonably able to estimate the amount and timing of future cash collections on a pool of loan portfolios. All portfolios were accounted for using the cost recovery method (“Cost Recovery Portfolios”). Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. As of December 31, 2008, the Company had $2.1 million in investment in purchased loan portfolios, of which $1.8 million is accounted for using the interest method. As of December 31, 2008, the portfolios accounted for using the cost recovery method consisted of $323,000 in net book value of investment in loan portfolios and represents all of the portfolios acquired prior to January 1, 2007, including two loan portfolios with a net book value of $140,000 purchased in 2007 and 2008 where future cash flows could not be reasonably estimated.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Purchased Loan Portfolios (continued)

The following table summarizes the changes in the balance of the investment in loan portfolios for the years ended December 31, 2008 and 2007:

	2008	2007
Balance, beginning of period	$3,222,642	$5,000,942
Purchased loan portfolios, net	3,257,610	3,275,526
Collections on loan portfolios	(8,227,690)	(11,533,713)
Sales of loan portfolios	(2,402,173)	(420,381)
Revenue recognized on collections	7,521,771	7,329,722
Revenue recognized on sales	885,022	74,555
Cash collections applied to principal	(735,555)	(202,009)
Provision for portfolio impairment	(1,422,000)	(302,000)
Balance, end of period	$2,099,627	$3,222,642

Projected Amortization of Portfolios

As of December 31, 2008, the Company had approximately $2.1 million in investment in purchased loan portfolios, of which approximately $1.8 million is accounted for using the interest method. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance.

The estimated amortization of the investment in purchased loan portfolios under the interest method is as follows:

For the Years Ended December 31,	Amortization
2009	$631,000
2010	$451,000
2011	$365,000
2012	$245,000
2013	$85,000
$1,777,000

Accretable Yield

Accretable yield represents the amount of income recognized on purchased loan portfolios under the interest method that the Company can expect to generate over the remaining life of its existing pools of portfolios based on estimated future cash flows as of December 31, 2008.  Changes in accretable yield for the years ended December 31, 2008 and 2007, were as follows:

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Purchased Loan Portfolios (continued)

	Year ended	Year ended
	Dec. 31, 2008	Dec. 31, 2007
Balance, beginning of the period	$2,523,000	$-
Additions, net	2,321,000	3,628,000
Income recognized on portfolios, net	(1,269,000)	(803,000)
Provision for portfolio impairment and other adjustments	(1,206,000)	(302,000)
Balance, end of the period	$2,369,000	$2,523,000

The valuation allowances related to the loan portfolios at  December 31, 2008 and  December 31, 2007 are as follows:

	Year ended	Year ended
	Dec. 31, 2008	Dec. 31, 2007
Valuation allowance, beginning of period	$360,341	$58,341
Increase in valuation allowance due to portfolio impairment	1,422,000	302,000
Valuation allowance, end of period	$1,782,341	$360,341

 Note 7 - Other Receivables

Other receivables consist primarily of collections on portfolios received by third-party collection agencies.

Note 8 – Notes Payable

In 2004, the Company entered into an agreement for a credit facility with Varde that provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in June 2009. In June 2007, the Company entered into an amendment to the agreement with Varde that extends the maturity date for principal and any other accrued but unpaid amounts on each loan from up to two years to up to three years for portfolio purchases using the credit facility made on or after the effective date of the amendment.

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

PCM LLC’s wholly-owned subsidiary Matterhorn owed approximately $2.2 million and $3.6 million at December 31, 2008 and December 31, 2007, respectively, under the facility in connection with its purchase of certain charged-off loan portfolios. The total amount borrowed under the facility was approximately $16.8 million and $14.3 million at December 31, 2008 and December 31, 2007, respectively.

Each loan has minimum payment threshold points, a term of up to three years and bears interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from December 2008 to  September 2011, with the approximate following principal payments due:

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Notes Payable (continued)

Year Ending
December 31,
2009	$1.3	million
2010	$0.5	million
2011	$0.4	million

Once all funds (including funds invested by the Company) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by the Company are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. Varde has a first priority security interest in all the assets of Matterhorn, securing repayment of its loans and payment of its residual interest. PCM LLC, our parent operating company, has guaranteed certain of Matterhorn's operational obligations under the loan documents. The amount of remaining available credit under the facility was approximately $8.2 million and $10.7 million at December 31, 2008 and December 31, 2007, respectively. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of approximately $1.7 million at December 31, 2008.

Two Matterhorn loan portfolios that were purchased using Varde financing in June 2007 and November 2007 failed to generate enough collections revenue to meet their required minimum principal threshold points in November and December 2008 that was called for under the loan agreements with Varde. Remedial payments of $9,991 and $13,192, respectively, were made in January 2009 for the two loans. The remedial payments brought the loans into compliance.

Under one of the Company’s loan agreements with Varde that was entered into in April 2005, the Company was required to pay the balance of the loan in full by the due date of April 30, 2008. The Company did not receive a notice of default from Varde and paid the loan off in full in December 2008.

A Varde loan that was made in December 2005 was due to be paid in full in December 2008. The original loan was for approximately $4.6 million. The principal balance in mid-March 2009, was approximately $260,000. Another Matterhorn loan portfolio that was purchased using Varde financing in June 2007 in the amount of approximately $949,000 failed to generate enough collections revenue to meet its required minimum principal threshold point in December 2008 that was called for under the loan agreement with Varde. The shortfall was approximately $127,000. The outstanding principal balance on this loan in mid-March 2009 was approximately $518,000.

We have technically defaulted on these two loan agreements with Varde for failing to meet principal threshold points and payment deadlines. Varde has informally agreed to extend one of the portfolio’s payment terms based on current collection rates that are anticipated to pay off interest and principal owed to Varde over the next nine months. For the second loan, Varde has informally agreed to accept our portion of principal and interest and any residual interest in portfolio collections owed to us by Matterhorn, excluding servicing fees. If Varde were to exercise its rights under the default provisions of the Master Loan Agreement, it could demand the immediate payment of all amounts due and recall servicing of the portfolios from PCM. If that occurs, we will take steps to outsource our remaining portfolio collections to third party agencies, with the exception of debtors already on payment programs, in an effort to decrease our administrative and variable costs associated with collecting our portfolios. With fewer personnel, we will also seek to sublease a large portion of our leased office space, thereby further reducing our fixed expenses. If these efforts fail to provide sufficient cash reserves to pay our expenses, we will not be able to continue operating.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Notes Payable (continued)

The term of the Master Loan Agreement with Varde ends in June 2009. We anticipate that Varde will renew the agreement. However, if Varde does not renew the agreement or if the terms of the renewal agreement prevent us from generating net income from the portfolios purchased using Varde financing, we will need to find alternative sources of capital. Our inability to obtain financing and capital as needed or on reasonable terms would limit our ability to acquire additional loan portfolios and to operate our business. We will also continue to acquire portfolios on our own that meet our criteria for generating net revenue, when we have sufficient cash to do so.

Note 9- Property and Equipment

Property and equipment is as follows as of December 31:

	2008	2007
Office furniture and equipment	$432,139	$432,139
Computer equipment	761,736	660,921
Leasehold improvements	113,502	113,502
Totals	1,307,377	1,206,562
Less accumulated depreciation	(948,616)	(840,835)
Property and equipment, net	$358,761	$365,727

Depreciation expense for the years ended December 31, 2008 and 2007 amounted to $107,781 and $99,395, respectively.

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

The base rent will increase on a yearly basis throughout the term. Future minimum lease commitments under the Buena Park lease for the calendar years ended December 31, will be:

Year ending	Approximate Annual
December 31,	Lease Commitments
2009	$348,000
2010	$355,000
2011	$355,000
2012	$362,000
2013	$364,000
Thereafter	$61,000

In  addition  to  the  base rent, PCM LLC must pay its pro rata share of the increase in operating expenses, property taxes and property insurance for the building above the total dollar amount of operating expenses, property taxes and property  insurance  for  the 2006 base calendar  year.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies – (continued)

The building lease contains provisions for incentive payments, future rent increases, or periods in which rent payments are reduced. As the Company recognizes rent expense on a straight-line basis, the difference between the amount paid and the amount charged to rent expense is recorded as a liability. The amount of deferred rent liability at December 31, 2008 and December 31, 2007 was $196,000 and $222,000, respectively.  Rental expense for the years ended December 31, 2008 and 2007 amounted to approximately $321,000 and $320,000, respectively.  PCM LLC is obligated under two five-year equipment leases, one expiring in 2009 with minimum payments of $4,800 per year and the other lease expiring in 2011 with minimum payments of $3,900 per year.

Note 11 - Earnings Per LLC Unit

Basic and diluted earnings per LLC unit are calculated based on the weighted average number of LLC units issued and outstanding, 549,438 for the year ended December 31, 2008 and 549,911 for the year ended December 31, 2007.

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

Index

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act") is accumulated and communicated to our management, including our Chief Operations Officer and Accounting Manager, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Exchange Act Rule 13a-14(c). Management, with the participation of our Chief Operations Officer and Accounting Manager, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K Based on this evaluation, our Chief Operations Officer and our Accounting Manager have concluded that our disclosure controls and procedures were effective as of December 31, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In November 2008, Mr. William D. Constantino resigned from his position as Chief Officer of Legal Affairs to pursue other career opportunities. We do not believe that Mr. Constantino’s departure has had a material affect on our disclosure controls and procedures. Our remaining management and outside counsel have assumed Mr. Constantino’s responsibilities.

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

Our evaluation of internal control over financial reporting is based on the framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as well as subsequent guidance prepared by the Securities and Exchange Commission specifically for smaller publicly reporting companies to identify the risks and control objectives related to the evaluation of our control environment. Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our management acknowledges that because of its inherent limitations, disclosure controls and procedures and a system of internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

(c)  Changes in Internal Control Over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our definitive Proxy Statement for the 2009 annual unit holders meeting and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our definitive Proxy Statement for the 2009 annual unit holders meeting and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The information required by Item 12 will be set forth in our definitive Proxy Statement for the 2009 annual unit holders meeting and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our definitive Proxy Statement for the 2009 annual unit holders meeting and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in our definitive Proxy Statement for the 2009 annual unit holders meeting and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS

An Exhibit Index precedes the exhibits following the signature page of this annual report on Form 10-K and is incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANCE CAPITAL MANAGEMENT, LLC

By:	/s/ David J. Caldwell	Date:	April 6, 2009
David J. Caldwell
Chief Operations Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ David J. Caldwell	Chief Operations Officer	April 6, 2009
	David J. Caldwell	(Principal Executive Officer)

By:	/s/ Larisa Gadd	Co-Chairperson of the Board	April 6, 2009
Larisa Gadd

By:	/s/ Lester T. Bishop	Co-Chairperson of the Board	April 6, 2009
Lester T. Bishop

By:	/s/ Larry C. Smith	Director	April 6, 2009
Larry C. Smith

By:	/s/ David Barnhizer	Director	April 6, 2009
David Barnhizer

By:	/s/ Rodney Woodworth	Director	April 6, 2009
Rodney Woodworth

By:	/s/ Sanford Lakoff	Director	April 6, 2009
Sanford Lakoff

By:	/s/ Donald W. S. Rutherford	Director	April 6, 2009
Donald W. S. Rutherford

By:	/s/ Edward M. Rucker	Accounting Manager	April 6, 2009
	Edward M. Rucker	(Principal Financial Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description
2.1	Joint Chapter 11 Plan of Reorganization Proposed by Chapter 11 Trustee and the Official Committee of Equity Security Holders effective February 4, 2002 (1)

2.2	First Amended Disclosure Statement Describing Joint Chapter 11 Plan Proposed by Chapter 11 Trustee and the Official Committee of Equity Security Holders approved on October 12, 2001 (1)

3.1	Performance Capital Management, LLC Articles of Organization (1)

3.2	Operating Agreement for Performance Capital Management, LLC (1)

3.3	First Amendment to Operating Agreement for Performance Capital Management, LLC (1)

3.4	Second Amendment to Operating Agreement for Performance Capital Management, LLC (2)

3.5	Third Amendment to Operating Agreement for Performance Capital Management, LLC (5)

4.1	Specimen Performance Capital Management, LLC Unit Certificate (1)

4.2	Specimen Performance Capital Management, LLC Economic Interest Unit Certificate (1)

4.3	Provisions in the Operating Agreement for Performance Capital Management, LLC pertaining to the rights of LLC unit holders (see Exhibits 3.2 and 3.3) (1)

10.1	Office Lease Agreement by and between LBA Realty Fund-Holding Co. II, LLC and Performance Capital Management, LLC dated July 17, 2006 (with confidential portions omitted) (6)

10.2	Master Loan Agreement by and among Performance Capital Management, LLC, Varde Investment Partners, L.P. and Matterhorn Financial Services, LLC, dated June 10, 2004 (4)

10.3	Amendment to Master Loan Agreement by and among Matterhorn Financial Services LLC, Performance Capital Management, LLC and Varde Investment Partners, L.P. dated June 1, 2007 (7)

10.4	Agreement of Employment by and between Performance Capital Management, LLC and David J. Caldwell dated July 11, 2007 (7)

10.5	Agreement of Employment by and between Performance Capital Management, LLC and Darren S. Bard dated July 11, 2007 (7)

14.1	Code of Business Conduct and Ethics (3)

21.1	Subsidiary Company

31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Operations Officer and Accounting Manager pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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