Form 10-Q
period 2009-03-31
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2009-05-15
CIK 1221170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2009

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

(714) 736-3790
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of May 1, 2009, the registrant had 549,239 LLC Units issued and outstanding.

PERFORMANCE CAPITAL MANAGEMENT, LLC

Index to
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2009

Index

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009	December 31,
	(unaudited)	2008
ASSETS

Cash and cash equivalents	$336,781	$421,943
Restricted cash	427,344	335,890
Other receivables	33,750	27,431
Purchased loan portfolios, net	1,973,788	2,099,627
Property and equipment, net	330,768	358,761
Deposits	35,822	35,822
Prepaid expenses and other assets	97,815	84,710

Total assets	$3,236,068	$3,364,184

LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:
Accounts payable	$145,571	$66,222
Accrued liabilities	476,442	546,001
Accrued interest	17,493	17,140
Notes payable	1,776,331	2,235,649
Income taxes payable	33,680	23,580
Total liabilities	2,449,517	2,888,592

COMMITMENTS AND CONTINGENCIES	-	-

MEMBERS' EQUITY	786,551	475,592

Total liabilities and members' equity	$3,236,068	$3,364,184

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarter Ended March 31, 2009 (unaudited)	For the Quarter Ended March 31, 2008 (unaudited)
REVENUES:

Portfolio collections, net	$1,540,801	$2,307,634
Portfolio sales, net	4,484	408,173

TOTAL NET REVENUES	1,545,285	2,715,807

OPERATING COSTS AND EXPENSES:
Salaries and benefits	681,116	1,016,705
General and administrative	627,263	793,125
Provision (Recovery) for portfolio impairment	(190,000)	381,000
Depreciation	27,993	24,992
Total operating costs and expenses	1,146,372	2,215,822

INCOME FROM OPERATIONS	398,913	499,985

OTHER INCOME (EXPENSE):
Interest expense and other financing costs	(77,906)	(120,977)
Interest income	52	711
Other income	-	9
Total other expense, net	(77,854)	(120,257)

INCOME BEFORE INCOME TAX PROVISION	321,059	379,728

INCOME TAX PROVISION	10,100	17,600

NET INCOME	$310,959	$362,128

NET INCOME PER UNIT
BASIC AND DILUTED	$0.57	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

	Member Units	Unreturned Capital	Abandoned Capital	Accumulated Deficit	Total Members' Equity
Balance, December 31, 2007	549,911	$22, 257,470	$1,051,946	$(22,867,335)	$442,081

Member units returned by investors	(99)	(4,445)	4,445	-	-

Distributions to investors	-	(81)	-	-	(81)

Net income	-	-	-	362,128	362,128

Balance, March 31, 2008 (unaudited)	549,812	$22, 252,944	$1,056,391	$(22,505,207)	$804,128

Member units returned by investors	(573)	(24,509)	24,509	-	-

Distributions to investors	-	(21)	-	-	(21)

Net loss	-	-	-	(328,515)	(328,515)

Balance, December 31, 2008	549,239	$22, 228,414	$1,080,900	$(22,833,722)	$475,592

Net income	-	-	-	310,959	310,959

Balance, March 31, 2009 (unaudited)	549,239	$22, 228,414	$1,080,900	$(22,522,763)	$786,551

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Quarter Ended March 31, 2009	For the Quarter Ended March 31, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$310,959	$362,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,993	24,992
Change in operating assets and liabilities:
Other receivables	(6,319)	8,862
Prepaid expenses and other assets	(13,105)	(32,083)
Loan portfolios	125,839	91,238
Accounts payable	79,349	76,877
Accrued liabilities	(69,559)	(108,516)
Accrued interest	353	(9,376)
Income taxes payable	10,100	5,010
Net cash provided by operating activities	465,610	419,132

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	(42,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in restricted cash	(91,454)	(146,671)
Borrowings on loans payable	-	1,075,778
Repayment of loans	(459,318)	(1,652,126)
Distributions to investors	-	(81)
Net cash used in financing activities	(550,772)	(723,100)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(85,162)	(346,555)

CASH AND CASH EQUIVALENTS, beginning of period	421,943	693,227

CASH AND CASH EQUIVALENTS, end of period	$336,781	$346,672

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

Income taxes paid	$-	$-
Interest paid	$58,664	$107,122

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

Note 2 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2 - Basis of Presentation (continued)

statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2008, included in the Company's Current Report on Form 10-K filed with the Securities and Exchange Commission on April 7, 2009. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Recently Issued Accounting Pronouncements

FSP FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying”

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that adopting FSP FAS 157-4 will have on its consolidated financial statements.

FSP FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments”

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and 124-2").  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that adopting FSP FAS 115-2 and 124-2 will have on its consolidated financial statements.

FSP FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments”

In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, "Interim Disclosure about Fair Value of Financial Instruments" ("FSP FAS 107-1 and ABP 28-1").  This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009.  The Company is currently evaluating the impact that adopting FSP FAS 107-1 and ABP 28-1 will have on its consolidated financial statements.

Cash and Cash Equivalents

The Company defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company maintains cash balances, which exceeded federally insured limits by approximately $18,000 as of March 31, 2009. The amount that exceeds federally insured limits has decreased greatly from the same period last year due to the recent increase in the federally insured limits. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of  March 31, 2009, management expects these assets to be fully recoverable.

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

Prior to January 1, 2007, revenue from all portfolios was accounted for using the cost recovery method of accounting in accordance with SOP 03-03 and prior to January 1, 2005, the Company accounted for its investment in purchased loan portfolios using the cost recovery method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” For the Company’s portfolios acquired prior to January 1, 2007, the cost recovery method of accounting was and continues to be used.  Under the cost recovery method, cash receipts relating to individual loan portfolios are applied first to recover the cost of the portfolios, prior to recognizing any revenue. Cash receipts in excess of the cost of the purchased loan portfolios are then recognized as net revenue.

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

 Loan portfolio sales occur after the initial portfolio analysis is performed and the loan portfolio is acquired.  Portions of portfolios sold typically do not meet the Company’s targeted collection characteristics. Loan portfolios sold are valued at the lower of cost or market. The Company continues collection efforts for certain accounts in these portfolios right up until the point of sale. Proceeds from sales of purchased loan portfolios are recorded as revenue when received.

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

The operations of a limited liability company are generally not subject to income taxes at the entity level, because its net income or net loss is distributed directly to and reflected on the tax returns of its members. The net tax basis of PCM LLC’s assets and liabilities is more than the reported amounts on the financial statements by approximately $420,000 for the 2008 tax year, due primarily to the timing differences of purchased loan portfolio loss reserves and impairments.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Members’ Equity

Members’ equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of March 31, 2009, PCM LLC had 525,566 voting LLC units and 23,673 non-voting LLC units. Retired or abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC’s plan of reorganization to eliminate the interests of PCM LLC members that PCM LLC has not been able to locate.

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

On January 1, 2008, the Company adopted FAS 157 for financial assets and liabilities. According to FASB Staff Position No. FAS 157-2, the application of FAS 157 to certain non-financial assets and liabilities, including goodwill and other indefinite-lived assets, was deferred to fiscal years beginning after November 15, 2008. The Company’s goodwill and other indefinite-lived intangible assets tested for impairment on a recurring basis and the deferral of FAS 157 applies to these terms. The Company adopted the provisions of FAS 157 for non-financial assets and non-financial liabilities that are recognized and disclosed at fair value on a nonrecurring basis, on January 1, 2009. The adoption of FAS 157 did not have a material impact on the Company’s consolidated statements of financial position, operations or cash flows.

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

Note 5 - Purchased Loan Portfolios

The Company acquires loan portfolios from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at March 31, 2009 and December 31, 2008 totaled approximately $733 million and $739 million, respectively.

The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the net present value of estimated future cash flows expected to be collected, a valuation allowance is recognized in the amount of such impairment.

The carrying amount of purchased loan portfolios included in the accompanying consolidated balance sheets is as follows:

	As of	As of
	March 31, 2009	Dec. 31, 2008
Unrecovered cost balance, beginning of period	$3,881,968	$3,582,983
Valuation allowance, beginning of period	(1,782,341)	(360,341)
Net balance, beginning of period	2,099,627	3,222,642
Net portfolio activity	(315,839)	298,985
Subtotal	1,783,788	3,521,627
Recovery (Provision) for portfolio impairment	190,000	(1,422,000)
Net balance, end of period	$1,973,788	$2,099,627

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Purchased Loan Portfolios (continued)

Purchases by Quarter

The following table summarizes portfolio purchases the Company made during the year ended December 31, 2008  and each of the first quarters of 2008 and 2009, that were accounted for using the interest method, and the respective purchase prices (in thousands):

	For the year ended Dec. 31, 2008	For the three months ended March 31, 2008	For the three months ended March 31, 2009

Fair Value Date of Purchase	$1.8 million	$0.7 million	$0.1 million

Forward Flow Allocation (Accretable Yield )	$2.4 million	$0.9 million	$0.1 million

During the three months ended March 31, 2009, the Company purchased $59,500 of loan portfolios. During the twelve months ended December 31, 2008, the Company purchased $3.3 million of loan portfolios, $1.4 million of which was immediately sold after being purchased. The Company used the cost recovery method for a $62,000 portion of the $1.9 million net amount of the loan portfolios that the Company retained because that portion’s future collections could not be reasonably estimated.

Changes in Investment in Purchased Loan Portfolios

 As of March 31, 2009, the portfolios accounted for using the cost recovery method consisted of $242,000 in net book value of investment in loan portfolios.

The following table summarizes the changes in the balance of the investment in loan portfolios for the three months ended March 31, 2009 and for the year ended December 31, 2008.

	Three Months	Year
	Ended	Ended
	Mar. 31, 2009	Dec. 31, 2008
Balance, beginning of period	$2,099,627	$3,222,642
Purchased loan portfolios, net	59,500	3,257,610
Collections on loan portfolios	(1,603,376)	(8,227,690)
Sales of loan portfolios	(9,361)	(2,402,173)
Revenue recognized on collections	1,540,801	7,521,771
Revenue recognized on sales	4,484	885,022
Cash collection applied to principal	(307,887)	(735,555)
Recovery (Provision) for portfolio impairment	190,000	(1,422,000)
Balance, end of period	$1,973,788	$2,099,627

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Purchased Loan Portfolios (continued)

Projected Amortization of Portfolios

As of March 31, 2009, the Company had approximately $2.0 million in investment in purchased loan portfolios, of which approximately $1.7 million is accounted for using the interest method. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in purchased loan portfolios under the interest method is as follows:

For the Years Ended March 31,	Amortization
2010	$633,000
2011	$513,000
2012	$366,000
2013	$177,000
2014	$43,000

$1,732,000

Accretable Yield

Accretable yield represents the amount of income recognized on purchased loan portfolios under the interest method that the Company can expect to generate over the remaining life of its existing pools of portfolios based on estimated future cash flows as of March 31, 2009. Changes in accretable yield for the three months ended March 31, 2009 and the year ended December 31, 2008, were as follows:

	Three months
	Ended	Year ended
	March 31, 2009	Dec. 31, 2008
Balance at the be beginning of the period	$2,369,000	$2,523,000
Additions, net	80,000	2,321,000
Income recognized on portfolios, net	(398,000)	(1,269,000)
Recovery (Provision for) portfolio impairment and other adjustments	415,000	(1,206,000)
Balance at the end of the period	$2,466,000	$2,369,000

The valuation allowances related to the loan portfolios at  March 31, 2009 and  December 31, 2008 are as follows:

	Three months ended	Year ended
	Mar. 31, 2009	Dec. 31, 2008
Valuation allowance, beginning of period	$1,782,341	$360,341
(Decrease) increase in valuation allowance due to portfolio impairment	(190,000)	1,422,000
Valuation allowance, end of period	$1,592,341	$1,782,341

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6 - Property and Equipment

Property and equipment is as follows:

	As of	As of
	Mar. 31, 2009	Dec. 31, 2008
Office furniture and equipment	$432,139	$432,139
Computer equipment	761,736	761,736
Leasehold improvements	113,502	113,502
Totals	1,307,377	1,307,377
Less accumulated depreciation	(976,609)	(948,616)
Property and equipment, net	$330,768	$358,761

Depreciation expense for the quarters ended March 31, 2009 and 2008 amounted to approximately $28,000 and $25,000, respectively.

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

PCM LLC’s wholly-owned subsidiary Matterhorn owed approximately $1.8 million and $2.2 million at March 31, 2009 and December 31, 2008, respectively, under the facility in connection with its purchase of certain charged-off loan portfolios. The total amount borrowed under the facility was approximately $16.8 million at March 31, 2009 and December 31, 2008, respectively.

Each loan has minimum payment threshold points, a term of up to three years and bears interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging from April 2009 to  September 2011, with the approximate following principal payments due:

Twelve Months Ending
March 31,
2010	$1.0 million
2011	$5.0 million
2012	$0.3 million

Once all funds (including funds invested by the Company) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by the Company are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8 – Notes Payable (continued)

originally scheduled to be paid in full. Varde has a first priority security interest in all the assets of Matterhorn, securing repayment of its loans and payment of its residual interest. PCM LLC, our parent operating company, has guaranteed certain of Matterhorn's operational obligations under the loan documents. The amount of remaining available credit under the facility was approximately $8.2 million at March 31, 2009 and December 31, 2008, respectively. The assets of Matterhorn that provide security for Varde's loans were carried at a cost of approximately $1.7 million at March 31, 2009.

The Company has technically defaulted on several of its loan agreements with Varde for failing to timely meet principal threshold points and payment deadlines. The Company has not, however, received any notice of default from Varde. The following Varde loans have been impacted by delayed collections:

•
A Varde loan that was made in December 2005 was due to be paid in full in December 2008. The original loan was for approximately $4.6 million. The principal balance at April 30, 2009 was approximately $189,000. Varde has informally agreed to extend the portfolio’s payment terms based on current collection rates that are anticipated to pay off interest and principal owed to Varde over the next several months.

•
A loan that was made in June 2007 with a balance of $392,000 at April 30, 2009 failed to generate enough revenue to meet its minimum principal threshold point and the balance due at December 31, 2008. The next minimum principal threshold point of $323,000 will be in June 2009. To bring this loan into compliance, Varde is applying principal, interest and other revenues that the Company would otherwise be entitled to, excluding servicing fees, towards paying down this loan.

•	Two loans with a combined balance remaining of $14,000 were due to be paid in full in April 2009. The Company is taking steps to settle these obligations with Varde.

If Varde were to exercise its rights under the default provisions of the Master Loan Agreement, it could demand the immediate payment of all amounts due and recall servicing of the portfolios from PCM LLC. If that occurs, the Company will take steps to outsource its remaining portfolio collections to third party agencies, with the exception of debtors already on payment programs, in an effort to decrease its administrative and variable costs associated with collecting the portfolios. With fewer personnel, the Company will also seek to sublease a large portion of its leased office space, thereby further reducing its fixed expenses. If these efforts fail to provide sufficient cash reserves to pay its expenses, the Company will not be able to continue operating.

The term of the Master Loan Agreement with Varde ends in June 2009. The Company anticipates that Varde will renew the agreement. However, if Varde does not renew the agreement or if the terms of the renewal agreement prevent the Company from generating net income from the portfolios purchased using Varde financing, the Company will need to find alternative sources of capital. The Company’s inability to obtain financing and capital as needed or on reasonable terms would limit its ability to acquire additional loan portfolios and to operate its business. As a result of the Company’s current cash constraints, it is looking at various forms of financing as well as considering the possibility of selling the Company if such efforts should fail.

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

The base rent will increase on a yearly basis throughout the term. Future minimum lease commitments under the Buena Park lease for the twelve months ended March 31, will be:

Year ending March 31, 2009	Approximate Annual Lease Commitments
2010	$351,000
2011	$355,000
2012	$355,000
2013	$364,000
2014	$334,000

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

The building lease contains provisions for incentive payments, future rent increases, or periods in which rent payments are reduced. As the Company recognizes rent expense on a straight-line basis, the difference between the amount paid and the amount charged to rent expense is recorded as a liability. The amount of deferred rent liability at March 31, 2009 and December 31, 2008 was $189,000 and $196,000, respectively.  Rental expense for the three months ended March 31, 2009 and 2008 amounted to approximately $81,000 and $80,000, respectively.  PCM LLC is obligated under two five-year equipment leases, one expiring in 2009 with minimum payments of $4,800 per year and the other lease expiring in 2011 with minimum payments of $3,900 per year.

Note 10 - Earnings Per LLC Unit

Basic and diluted earnings per LLC unit are calculated based on the weighted average number of LLC units issued and outstanding, 549,239 for the three months ended March 31, 2009 and 549,438 for the year ended December 31, 2008.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report and with the financial information contained in our report on Form 10-K for the year ended December 31, 2008. The Form 10-K contains a general description of our industry and a discussion of recent trends affecting the industry.

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

Before purchasing a portfolio, we conduct due diligence to assess the value of the portfolio. We try to purchase portfolios at a substantial discount to the actual amount of money that they will ultimately produce, so that we can recover the cost we pay for portfolios, repay funds borrowed to purchase portfolios, pay our collection, financing and operating costs and still have a profit. We believe that market conditions currently make it difficult, although not impossible, to purchase portfolios that will permit us to accomplish these objectives. We record our portfolios at cost based on the purchase price. We reduce the cost bases of our portfolios or pools: (i) based on collections under the cost recovery revenue recognition method; and (ii) by amortizing over the life expectancy of the pool under the interest revenue recognition method, which we are using for the majority of our loan portfolios. The cost basis of a portfolio or pool is also reduced by sales of all or a portion of a portfolio and by impairment of the net realizable value of a portfolio.

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

On our statement of operations, when using the cost recovery method, we reduce our total revenues by the cost basis recovery of our portfolios to arrive at net revenue. For collections revenue, we reduce the cost basis of the portfolio dollar-for-dollar until we have completely recovered the cost basis of the portfolio. Alternatively, the interest method applies an effective interest rate, or internal rate of return (“IRR”), to the adjusted cost basis of the pool, which remains unchanged throughout the life of the pool unless there is an increase in subsequent expected cash flows. We use the interest method of accounting for most of our loan portfolios purchased after December 31, 2006.

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

Historically, our statement of operations generally reported proportionately low net revenues in periods that had substantial collections of recently purchased portfolios, due to the “front-loaded” cost basis recovery associated with portfolios where we used the cost basis recovery method. As a result, during times of rapid growth in our portfolio purchases (and probably for several quarters thereafter), our statement of operations showed a net loss. The use of the interest method of accounting as of January 1, 2007, eliminates this front-loading effect by amortizing the portfolio loan costs over the expected life of the loan portfolio. More collections from older portfolios whose cost bases have been completely recovered, along with the use of the interest method of accounting, may contribute to  our statement of operations reporting a lower net loss or possibly net income, assuming our portfolios perform over time as anticipated and we collect them in an efficient manner.

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

Comparison of Results for the Quarters Ended March 31, 2009 and 2008

The following compares our results for the three months ended March 31, 2009, to the three months ended March 31, 2008. We had net income of $311,000 in the three months ended March 31, 2009, as compared to a net income of $362,000 in the three months ended March 31, 2008.

Revenue

The following table summarizes the total cash proceeds we generated from operations and the net revenues we recognized for the three months ended March 31, 2009 and 2008, respectively (see consolidated Statements of Operations and Note 5 to the Notes to Consolidated Financial Statements).

Index

	Cash Received Three months ended March 31,		Net Revenue Three months ended March 31,
	2009	2008	2009	2008
Collections on Loan Portfolios	$1.6 million	$2.7 million	$1.5 million	$2.3 million
Sales of Loan Portfolios	$0.0 million	$1.4 million	$0.0 million	$0.4 million
Total	$1.6 million	$4.1 million	$1.5 million	$2.7 million

For the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, our total cash proceeds from collections decreased by $1.1 million and our total cash proceeds from sales of portfolios decreased by $1.4 million. Our cash collections from portfolios are decreasing significantly as we experience the effects of fewer portfolio purchases and lower than projected performance of our portfolios due in large part to a significant slowdown in the economy. While prices of loan portfolios have fallen recently, our low cash reserves have prevented us from capitalizing on the availability of lower cost portfolios. In addition, the downturn in the economy appears to have resulted in a decrease in debtor liquidity, which generally has the effect of reducing the number of collectable accounts and increasing the time and resources it takes to collect amounts owed.

Our total net revenues decreased by $1.2 million to $1.5 million in the three months ended March 31, 2009, as compared to $2.7 million in the three months ended March 31, 2008. The decrease in total net revenues was due to minimal sales of portfolios in the first quarter of 2009 as compared to the first quarter of 2008 and collections revenue decreasing due to a continuing decline in portfolio purchases and a lower level of debtor liquidity stemming from the current economic crises. Portfolio collections provided 99.7% and 85.0% of our total net revenues in the three months ended March 31, 2009 and 2008, respectively. Net revenues from portfolio sales were $4,484 in the three months ended March 31, 2009, as compared to $408,000 in the three months ended March 31, 2008, a $404,000 decrease.  More significant was the $767,000 decrease in net portfolio collections, which was $1.5 million and $2.3 million in the three months ended March 31, 2009 and 2008, respectively. The effect of using the interest method of accounting, as opposed to the cost recovery method, to recognize revenue from the majority of the portfolios contributed to offsetting the decrease in net revenues from portfolio collections.

Our net portfolio purchases of $59,500 in the first three months of 2009 were substantially lower than our net portfolio purchases of $773,000 in the first quarter of 2008. We expect our portfolio purchases in 2009 to be substantially lower than our portfolio purchases in 2008, primarily due to a lack of capital to purchase additional portfolios.

In an effort to offset declining portfolio purchases beginning in 2006 and to continue to maximize use of our collection infrastructure, we began implementing other collection strategies in 2007, such as serving as a third-party collection agency, expanding use of the judicial process to collect specific accounts determined to be suitable for such an approach, and improving the accuracy and currency of debtor contact information contained in our databases, but have not realized significant gains from these strategies. Due to lack of sufficient volume to justify the costs associated with the third party collections program, in September 2008 we decided to eliminate the program and focus our resources on collecting our own and Matterhorn’s portfolios.

We substantially increased our legal collections efforts in 2007 and to a lesser extent in 2008. We have recently scaled back our in-house legal collections program, but plan to continue such efforts in 2009 primarily using third party law firms, as we seek to generate revenue from accounts we believe might otherwise not be collectible. The level of our expenditures on legal collections going forward will, however, depend on the results of such efforts from expenditures made in  2007 and 2008 and will not be of the magnitude expended in 2007.

We initiate collection lawsuits on our own behalf, which internalizes the costs of such collections and we utilize our network of third party law firms on a commission basis in cases where we determine that it is financially or strategically prudent. Legal collections tend to have longer time horizons but are expected to contribute to an increase in returns over two to five years. The method used to select accounts for legal collections is a critical component of a successful legal collections program. If accounts that have a higher likelihood of being collected using legal process are accurately selected, overall collection efficiency should increase. We do not have a set policy regarding when to initiate legal process. Given the varying nature of each case, we exercise our business judgment following an analysis of accounts using computer-based guidance to determine when we believe using legal process is appropriate (i.e., where a debtor has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay). Once a judgment is obtained, the primary methods for collecting on the judgment are liens on property and garnishment, both of which have a long time horizon for collection.

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

Net income in the first quarter of 2009 was $311,000 as compared to net income of $362,000 in the first quarter of 2008. The net income in the first quarter of 2009 reflected on our consolidated Statements of Operations was due to the recovery in the portfolio impairment provision of $190,000, as compared to an impairment charge of $381,000 in the first quarter of 2008, and the use of the interest method of accounting, which spreads out the recognition of revenue over the life of the loan portfolio instead of recovering the entire cost of the portfolio before recognizing any revenue. The recovery in the portfolio impairment provision of $190,000 was the result of collections being generated at a faster rate than forecasted at the time the original impairment provisions were charged. In addition, we decreased our operating costs and expenses and interest and other financing costs in the first quarter of 2009 as compared to the first quarter of 2008.

During the first quarter of 2009, we generated positive cash flow from operating activities of $466,000, enabling us to pay down third-party loans. Members’ equity, however, increased by $311,000 in the first quarter of 2009 from $476,000 at December 31, 2008. This increase in members’ equity is attributed to the net income from operations of $311,000 that we generated in the first quarter of 2009.

Operating Expenses

Our total operating costs and expenses decreased to $1.1 million in the three months ended March 31, 2009 from $2.2 million in three months ended March 31, 2008, a $1.1 million decrease, due to:  a $336,00 decrease in salaries and benefits due to a significant reduction in staff and implementation of a reduced pay structure for collectors and administrative personnel; a $166,000 decrease in general and administrative expenses primarily resulting from a decreased emphasis on our legal collection program and a general reduction in the scope of our business activities; and a $571,000 decrease in the provision for portfolio impairment due to a recovery of $190,000 in the first quarter of 2009 as compared to a portfolio impairment charge of $381,000 in the first quarter of 2008. We expect our operating expenses to remain relatively constant or decrease due to our aggressive efforts to keep our costs in line with our revenues.

Impairments arise when actual portfolio collections are generated at a slower rate than forecasted using the interest method. If actual portfolio collections are generated at a faster rate than originally forecasted, a reduction in our net impairment provision occurs. The current economic conditions have made it challenging to estimate when a portfolio will generate collections revenue and, therefore, we anticipate that we will continue to record impairment charges. Due to such fluctuations in the economy, the degree to which such impairments impact our financial statements will continue to vary from quarter-to-quarter.

Our current collection infrastructure could handle a greater volume of accounts. We view our material fixed costs as:

•	Payroll for administrative staff;
•	Rent;
•	Computer maintenance;
•	Professional services; and
•	Insurance.

We do not believe these costs will increase substantially even in the event we significantly increase the volume of accounts that we collect. We expect our purchases of portfolios in 2009 using our own and Varde funds will be substantially lower than those made in previous years.

Our interest expense and other financing costs were $78,000 and $121,000 in the three months ended March 31, 2009 and 2008, respectively, a $43,000 decrease. The decrease was due primarily to paying down the debt that is owed to Varde.  The Varde debt decreased to $1.8 million at March 31, 2009 as compared to $2.2 million at March 31, 2008. We plan to continue to purchase portfolios using the Varde credit facility, if available. We expect, however, that our participation in such portfolio purchases will remain low due to our limited cash reserves. The cash constraint has a compounding effect because it results in further reducing the amount of loan portfolios we purchase using our own funds and increases our use of financing to purchase loan portfolios, which commensurately increases the interest and other financing expenses we incur.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents remained approximately the same during the first quarter of 2009. Cash and cash equivalents, including restricted cash, was $764,000 at March 31, 2009, as compared to a balance of $758,000 at December 31, 2008. During the three months ended March 31, 2009, our portfolio collections and sales generated $1.6 million of cash, and we used $1.2 million for operating and other activities, $59,500 for purchases of new portfolios, and $459,000 to repay loans.

Our portfolios provide our principal long-term source of liquidity. Our purchase of portfolios is limited by the amount of cash reserves and borrowed funds we have available and the availability of reasonably priced portfolios. Cash generated from operations depends on our ability to efficiently collect on the loan portfolios. Over time, our goal is to convert our portfolios to cash in an amount that equals or exceeds the cost basis of our portfolios. In addition, some portfolios whose cost bases we have completely recovered will continue to return collections to us. Many factors, including the state of the economy, paying too much for a portfolio, the liquidity of debtors, and our ability to retain qualified collectors, may impact our ability to collect an amount of cash necessary to timely recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios, pay our collection, financing and operating costs and still have a profit. Fluctuations in these factors may cause a negative impact on our business and materially impact our expected future cash flows.

Based on our cash position and current financial resources, we believe we have adequate capital resources to continue our business for the next twelve months. We expect to greatly curtail purchases of new portfolios using our own funds in 2009 and use a greater portion of our cash reserves for operating expenses and collecting our existing portfolios as efficiently as possible. We also plan to use third party financing, if available, to purchase portfolios that we otherwise would not be able to purchase. We will continue our efforts to reduce variable costs associated with collections. If, however, such efforts do not provide sufficient capital to meet expected and unexpected operating costs and expenses, as well as cover amounts owed to Varde, we may engage in further sales of portfolios or portions of portfolios to third parties and/or borrow against our unencumbered portfolios to generate supplemental capital. If these efforts fail, we may not be able to continue our operations.

Our primary sources of cash are cash flows from operations and borrowings. Recently, cash has been used for acquisitions of loan portfolios, repayments of borrowings, purchases of property and equipment, legal collections and general working capital.

In the first quarter of 2009, our total net revenues of $1.5 million exceeded our total operating, interest and other expenses of $1.2 million, resulting in net income of $311,000.  Adding back the effect of the portfolio impairment recovery of $190,000, however, the operating and other expenses would be $1.4 million and our net income would decrease commensurately.

The cash we generate from portfolio collections has been steadily declining. Total portfolio cash collections decreased by $1.1 million to $1.6 million in the first quarter 2009 compared to the first quarter 2008. We can attribute the significant decline to fewer portfolio purchases and the underperformance of our portfolios (collections coming in at a slower rate than we projected). The slower rate of collections is largely due to a slow down in the economy, which has contributed to debtors’ inability to pay or a delay in payments.

The October 2008 issue of the collection industry magazine Credit & Collection Risk reports that “over-leveraged consumers – burdened by too much credit card and mortgage debt – cannot repay their creditors.”  The article goes on to report that recoveries on debt are down by an average of 20% this year over last – a drop consistent with our own collection experience in that period.

Index

The cash constraint has a compounding effect because it results in (i) further reducing our loan portfolio purchases and (ii) increasing our use of financing to purchase portfolios, which commensurately increases the transactional costs of a portfolio purchase. We expect this trend to continue unless the economy improves, the timing of our collections on loan portfolios is shortened and we are able to purchase additional portfolios using our own capital. If cash collections continue to decline, we may be unable to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios and pay our collecting and operating costs, which could result in a material reduction in our operations or an inability to continue our operations.

Beginning in 2008, we began instituting cost-cutting and capital preservation measures in an effort to address our lower revenues, including foregoing payment of regular distributions to our unit holders, purchasing portfolios with borrowed funds, increasing portfolio sales, outsourcing more of our legal collections, and reducing salaries and benefits through a reduction in administrative and collection personnel. Our goal is to achieve at least break-even results until economic conditions improve enough for us to secure additional capital and increase our portfolio purchases and collections.

In 2008, we reduced our collection and administrative staff in an effort to align our operating expenses to our lower collections revenues. As of March 1, 2008, we had a total of 83 full-time employees and 3 part-time employees. As of March 1, 2009, we had a total of 53 full-time employees and 4 part-time employees. Our reduction in collections staff, however, must take into consideration the significant upfront investment in recruiting and training collection personnel and the need to retain enough collectors to effectively service our portfolios. We may increase our use of third-party collection agencies to service portions of our loan portfolios if the volume of our loan portfolios exceeds the capacity of our existing collections infrastructure to service them.

We periodically assess the timing and amount of our portfolio cash collections estimates under the interest method of accounting and make adjustments to those estimates in an effort to align our projections to the factors, including those discussed above, that determine what and when we can expect to collect on our portfolios. We expect to collect two to two and a half times a portfolio’s purchase price over three to seven years. Due to a lack of debtor liquidity, however, we are experiencing movement of the timing of our portfolio collections towards the far end of this range, which has in a few cases impacted our ability to timely repay amounts owed to Varde.

In an attempt to operate as efficiently as possible, we continually focus on determining which portfolios or portions of portfolios are expected to provide the greatest return and shift our collections efforts accordingly. We use a dialer to assist our collectors with focusing on portfolios that continue to show results. By monitoring the results of calls originated through our dialer, we are able to identify portfolios that require more cost to collect than others. At times, generally where we have worked to collect portfolios over an extended period of time, we determine that some of our portfolios’ collection lives have run their course from our perspective. We sold a number of such portfolios identified by this process in the first half of 2008. We believe this process of constantly evaluating portfolio returns against costs of collection should continue to improve our collection efficiency. We will continue to sell portfolios or portions of portfolios if we believe portfolio performance is not up to our expectations and/or we require additional capital to fund our operations.

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

During 2008, we purchased $1.9 million of portfolios (net of the $1.4 portion that was immediately sold). In the first quarter of 2009, we purchased $59,500 of new portfolios.   Our assessment of market conditions, as well as our ability to find suitable financing, will continue to dictate whether and when we purchase portfolios. In an attempt to compete in a highly competitive marketplace and operate as efficiently as possible, we continue to strive to purchase and retain portfolios or portions of portfolios that will provide the greatest return. We do not anticipate making significant portfolio purchases in the second quarter of 2008 due to a lack of capital.

Index

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

At March 31, 2009, Matterhorn owed $1.8 million under the facility in connection with purchases of certain charged-off loan portfolios. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of $1.7 million at March 31, 2009. The loan advances have minimum payment threshold points with terms of up to three years and bear interest at the rate of 12% per annum. These obligations are scheduled to be repaid in full on dates ranging from April 2009 to September 2011. Once all funds (including those invested by us) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by us are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. The amount of remaining available credit under the facility at March 31, 2009 was $8.2 million. Matterhorn has borrowed a total of $16.8 million, with $1.8 million outstanding at March 31, 2009.

Index

In June 2007, we entered into an amendment to the Master Loan Agreement with Varde, a copy of which was filed as an exhibit to our report on Form 10-QSB for the period ended June 30, 2007. The amendment extends the maturity date for principal and any other accrued but unpaid amounts on each loan made on or after the effective date of the amendment from up to two years to up to three years. This change was made to allow more time for a portfolio purchased using the Varde credit facility to generate sufficient collection revenues to pay the balance of the Varde loans, including principal and any other accrued but unpaid amounts, in full by their due dates. As of March 31, 2009, all of the Company’s loan agreements with Varde have three year terms.

Due primarily to the state of the economy, we are finding that the time it takes us to collect the Matterhorn portfolios is increasing, resulting in lower collections performance than required by the Varde loan agreements. While we have technically defaulted on several of the loan agreements for failing to timely meet principal threshold points and payment deadlines, we have not received any notice of default from Varde. The following Varde loans have been impacted by delayed collections:

•
A Varde loan that was made in December 2005 was due to be paid in full in December 2008. The original loan was for approximately $4.6 million. The principal balance at April 30, 2009 was approximately $189,000. Varde has informally agreed to extend the portfolio’s payment terms based on current collection rates that are anticipated to pay off interest and principal owed to Varde over the next several months.

•
A loan that was made in June 2007 with a balance of $392,000 at April 30, 2009 failed to generate enough revenue to meet its minimum principal threshold point and the balance due at December 31, 2008. The next minimum principal threshold point of $323,000 will be in June 2009. To bring this loan into compliance, Varde is applying principal, interest and other revenues that the Company would otherwise be entitled to, excluding servicing fees, towards paying down this loan.

•	Two loans with a combined balance remaining of $14,000 were due to be paid in full in April 2009. The Company is taking steps to settle these obligations with Varde.

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

The term of the Master Loan Agreement with Varde ends in June 2009. We anticipate that Varde will renew the agreement. However, if Varde does not renew the agreement or if the terms of the renewal agreement prevent us from generating net income from the portfolios purchased using Varde financing, we will need to find alternative sources of capital. Our inability to obtain financing and capital as needed or on reasonable terms would limit our ability to acquire additional loan portfolios and to operate our business. As a result of our current cash constraints, we are looking at various forms of financing as well as considering the possibility of selling the company if such efforts should fail.

Capital Expenditures

We plan to continue making expenditures on legal collections, but the level of the expenditures in 2009 is expected be lower than in each of 2007 and 2008. We may from time to time acquire capital assets on an as needed basis. Our most significant capital assets are our dialer and our telephone switch. We currently have no significant expenditures planned for capital assets.

Index

ITEM 4T.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and our Accounting Manager, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). In designing and evaluating disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, may be detected. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of March 31, 2009, to provide reasonable assurance that material information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

An Exhibit Index precedes the exhibits following the signature page and is incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE CAPITAL MANAGEMENT, LLC

May 15, 2009	By:	/s/ David J. Caldwell
(Date)		Name: David J. Caldwell
Its: Chief Operations Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002