Form 10-Q
period 2009-06-30
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2009-08-19
CIK 1221170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2009

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
Yes ☐  No ☒

As of August 3, 2009, the registrant had 548,493 LLC Units issued and outstanding.

PERFORMANCE CAPITAL MANAGEMENT, LLC

Index to
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2009

Index

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” and the “Company” are to Performance Capital Management, LLC, a California limited liability company, and our wholly-owned subsidiary, Matterhorn Financial Services, LLC (“Matterhorn”).

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q (Report) contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, profitability, adequacy of funds from operations, cash flows and financing, and our ability to continue as a going concern are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well as the results expressed in, anticipated or implied by these forward-looking statements.

For a more detailed discussion of some of the factors that may affect our business, results and prospects, see our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 7, 2009, as well as various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Form 10-Q and current reports on Form 8-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30, 2009	December 31,
	(unaudited)	2008
ASSETS

Cash and cash equivalents	$247,249	$421,943
Restricted cash	330,737	335,890
Other receivables	3,780	27,431
Purchased loan portfolios, net	1,673,988	2,099,627
Property and equipment, net	307,568	358,761
Deposits	35,822	35,822
Prepaid expenses and other assets	76,023	84,710

Total assets	$2,675,167	$3,364,184

LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:
Accounts payable	$104,468	$66,222
Accrued liabilities	457,188	546,001
Accrued interest	13,112	17,140
Notes payable	1,311,208	2,235,649
Income taxes payable	6,000	23,580
Total liabilities	1,891,976	2,888,592

COMMITMENTS AND CONTINGENCIES	-	-

MEMBERS' EQUITY	783,191	475,592

Total liabilities and members' equity	$2,675,167	$3,364,184

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Portfolio collections, net	$1,367,117	$2,064,118	$2,907,918	$4,371,752
Portfolio sales, net	0	76,829	4,484	485,002

TOTAL NET REVENUES	1,367,117	2,140,947	2,912,402	4,856,754

OPERATING COSTS AND EXPENSES:
Salaries and benefits	619,261	950,485	1,300,377	1,967,190
General and administrative	616,286	761,346	1,243,549	1,554,471
Provision for (Recovery of) portfolio impairment	40,000	595,000	(150,000)	976,000
Depreciation	27,731	27,046	55,724	52,038
Total operating costs and expenses	1,303,278	2,333,877	2,449,650	4,549,699

INCOME (LOSS) FROM OPERATIONS	63,839	(192,930)	462,752	307,055

OTHER INCOME (EXPENSE):
Interest expense and other financing costs	(69,512)	(97,299)	(147,418)	(218,276)
Interest income	23	144	75	855
Other income		-	-	9
Total other expense, net	(69,489)	(97,155)	(147,343)	(217,412))

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(5,650)	(290,085)	315,409	89,643

INCOME TAX PROVISION	(2,290)	-	7,810	17,600

NET INCOME (LOSS)	$(3,360)	$(290,085)	$307,599	$72,043

NET INCOME (LOSS) PER LLC UNIT – BASIC AND DILUTED	$(0.01)	$(0.53)	$0.56	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

	Member Units	Unreturned Capital	Abandoned Capital	Accumulated Deficit	Total Members' Equity
Balance, December 31, 2007	549,911	22, 257,470	1,051,946	(22,867,335)	442,081

Member units returned by investors	(249)	(11,897)	11,897	-	-

Distributions to investors	-	(87)	-	-	(87)

Net income	-	-	-	72,043	72,043

Balance, June 30, 2008 (unaudited)	549,662	$22, 245,486	$1,063,843	$(22,795,292)	$514,037

Member units returned by investors	(423)	(17,057)	17,057	-	-

Distributions to investors	-	(15)	-	-	(15)

Net loss	-	-	-	(38,430)	(38,430)

Balance, December 31, 2008	549,239	22, 228,414	1,080,900	(22,833,722)	475,592

Net income	-	-	-	307,599	307,599

Balance, June 30, 2009 (unaudited)	549,239	$22,228,414	$1,080,900	$(22, 526,123)	$783,191

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$307,599	$72,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,724	52,038
Decrease (increase) in assets:
Other receivables	23,651	(197,767)
Prepaid expenses and other assets	8,687	(11,795)
Loan portfolios	425,639	159,285
Deposits		-
Increase (decrease) in liabilities:
Accounts payable	38,246	27,339
Accrued liabilities	(88,813)	(24,249)
Accrued interest	(4,028)	(11,751)
Income taxes payable	(17,580)	(7,580)
Net cash provided by operating activities	749,125	57,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(4,531)	(60,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (increase) decrease in restricted cash	5,153	(391,755)
Borrowings on loans payable	116,689	2,292,885
Repayment of loans	(1,041,130)	(2,228,288)
Distributions to investors	-	(87)
Net cash used in financing activities	(919,288)	(327,245)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(174,694)	(330,497)

CASH AND CASH EQUIVALENTS, beginning of period	421,943	693,227

CASH AND CASH EQUIVALENTS, end of period	$247,249	$362,730

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION

Income taxes paid	$25,390	$25,180
Interest paid	$110,100	$198,438

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

Wholly-owned Subsidiary

In July 2004, the Company completed a credit facility (effective June 10, 2004) with Varde Investment Partners, L.P. (“Varde”), a participant in the debt collection industry, to augment portfolio purchasing capacity using capital provided by Varde. To implement the agreement, PCM LLC created a wholly-owned subsidiary, Matterhorn. The facility provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) with a term ending in June 2010. Matterhorn was consolidated in the financial statements as a wholly-owned subsidiary starting in the third quarter of 2004.

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

Note 2 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2 - Basis of Presentation (continued)

statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2008, included in the Company's Current Report on Form 10-K filed with the Securities and Exchange Commission on April 7, 2009. The results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Going Concern

The Company’s consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a “going concern” basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has experienced a steady decline in its revenues and has now reached a point where it may not have sufficient capital resources to cover its operating expenses over the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to purchase loan portfolios using its own funds has steadily decreased since 2007, resulting in a commensurate decrease in revenues from portfolio collections. The Company’s efforts have thus far been, and are expected to be in the future, significantly impacted by general economic, competitive and other factors beyond its control. In addition, Varde has applied principal, interest and other revenues that the Company would otherwise be entitled to from Matterhorn, excluding servicing fees, towards paying down its loans to Matterhorn made in connection with portfolio purchases, thereby further reducing capital that would otherwise be available to the Company to fund its operations.

The ability of the Company to continue as a going concern, therefore, is dependent upon the Company obtaining adequate capital to fund its operations and acquire new debt portfolios at prices that enable it to pay for its operating and other expenses and still have income to purchase additional portfolios. The Company has undertaken a series of cost reduction measures to conserve cash, including the following:
•	Suspending distributions to the Company’s unit holders;
•	Reducing officer and director compensation;
•	Reducing the pay structure for collectors and administrative personnel and laying off employees; and
•	Reducing general and administrative expenses, primarily as a result of a decreased emphasis on legal collections, and a general reduction in the scope of operations.

These efforts have not, however, been sufficient to counter the significant decrease in collections revenues. Selling portfolios to cover the shortfall in collections revenues is a short-term option since fewer portfolios will generate lower collections revenues over time, which is the primary source of capital from operations for the Company. Even if the Company seeks to sell a portfolio, market prices for loan portfolios have dropped to the point where the Company may not generate enough cash from the sale to cover the principal balance and interest due to Varde on the loan used to purchase the portfolio, and still have cash left over to pay for operating expenses.

Based upon current cash and cash equivalent balances and planned spending rates for the remainder of 2009, management believes that the Company does not have adequate cash and cash equivalents on hand to support ongoing operations over the next twelve months. This projection may change, however, if actual results differ significantly from expectations.

Management's plan is to obtain capital resources through the sale, if possible, of portfolios at reasonable prices, as well as through equity and/or debt financing. At this time, the Company has received no commitments for additional financing. If the Company is unable to obtain additional funding for its operations, it may not be able to continue operations as proposed, requiring it to further modify its business plan, curtail various aspects of its operations or cease operations altogether. There can be no assurance that the Company’s plans to continue as a going concern will be successful. As an alternative, management is exploring opportunities to sell the Company.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Summary of Significant Accounting Policies

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of FSP FAS 157-4 during the second quarter of 2009 and the effect of adoption on its financial position and results of operations was not material.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and 124-2").  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of FSP FAS 115-2 and 124-2 during the second quarter of 2009 and the effect of adoption on its financial position and results of operations was not material.

In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, "Interim Disclosure about Fair Value of Financial Instruments" ("FSP FAS 107-1 and ABP 28-1").  This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009.  The Company adopted the provisions of FSP FAS 107-1 and ABP 28-1 during the second quarter of 2009 and the effect of adoption on its financial position and results of operations was not material.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”).  This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In addition, FAS 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  FAS 165 is effective for interim and annual periods ending after June 15, 2009.  The Company adopted the provisions of FAS 165 during the second quarter of 2009 and the effect of adoption on its financial position and results of operations was not material.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (FAS 166) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  The Company is currently evaluating the impact that adopting FAS 166 will have on its consolidated financial statements.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”) to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited.  The Company is currently evaluating the impact that adopting FAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“FAS 168” or “Codification”).  This Codification will become the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  Therefore, in our third quarter of fiscal 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on our consolidated financial statements.

Cash and Cash Equivalents

The Company defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company had no cash balances that exceeded federally insured limits as of June 30, 2009. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2009, management expects these assets to be fully recoverable.

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

Commencing with portfolios acquired on or after January 1, 2007, in accordance with SOP 03-03, discrete loan portfolio purchases during a quarter, with the exception of those portfolios where the Company uses the cost recovery method, are aggregated into pools based on common risk characteristics. The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for purposes of recognizing revenue from loan portfolios, applying collections to the cost basis of loan portfolios, and providing for loss or impairment.

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

Collections on each static pool are allocated to revenue and principal reduction based on the estimated IRR, which is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. Based on historical cash collections, each pool is given an expected life of 60 months. The actual life of each pool may vary, but will generally amortize in approximately 60 months, with some pools amortizing sooner and some amortizing later.  Monthly cash flows greater than the recognized revenue will reduce the carrying value of each static pool and monthly cash flows lower than the recognized revenue will increase the carrying value of the static pool. Each pool is reviewed at least quarterly and compared to historical trends to determine whether each static pool is performing as expected. This comparison is used to determine future estimated cash flows. Subsequent increases in cash flows expected to be collected are generally recognized prospectively through an upward adjustment of the pool’s effective IRR over its remaining life. Subsequent decreases in expected cash flows do not change the effective IRR, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statements of operations as an impairment expense with a corresponding valuation allowance offsetting the investment in purchased loan portfolios in the consolidated financial statements. If the cash flow estimates increase subsequent to recording an impairment, recovery of the previously recognized impairment is made prior to any increases to the IRR.

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

Members’ Equity

Members’ equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of June 30, 2009, PCM LLC had 525,566 voting LLC units and 23,673 non-voting LLC units. Retired or abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC’s plan of reorganization to eliminate the interests of PCM LLC members that PCM LLC has not been able to locate. In July 2009, three individuals and one trust surrendered a total of 746 LLC units to the Company. The forfeited LLC units represented each member’s entire respective investment interest in the Company.

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

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). The Company has elected not to adopt the provisions of FAS 159. Therefore, the above instruments are not required to be recorded at their fair value. However, for disclosure purposes in connection with the provisions of Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company is required to estimate the fair value of financial instruments when it is practical to do so. Borrowings under the Company’s credit facility are carried at historical cost, adjusted for additional borrowings less principal repayments, which approximates fair value.

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

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Purchased Loan Portfolios

The Company acquires loan portfolios from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at June 30, 2009 and December 31, 2008 totaled approximately $725 million and $739 million, respectively.

The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the net present value of estimated future cash flows expected to be collected, a valuation allowance is recognized in the amount of such impairment.

The carrying amount of purchased loan portfolios included in the accompanying consolidated balance sheets is as follows:

	As of	As of
	June 30, 2009	Dec. 31, 2008
Unrecovered cost balance, beginning of period	$3,881,968	$3,582,983
Valuation allowance, beginning of period	(1,782,341)	(360,341)
Net balance, beginning of period	2,099,627	3,222,642
Net portfolio activity	(611,639)	298,985
Subtotal	1,487,988	3,521,627
Recovery (Provision) for portfolio impairment	150,000	(1,422,000)
Net balance, end of period	$1,673,988	$2,099,627

Purchases by Quarter

The following table summarizes portfolio purchases the Company made during the year ended December 31, 2008  and each of the first and second quarters of 2009, that were accounted for using the interest method, and the respective purchase prices (in thousands):

	For the year ended December 31, 2008	For the three months ended March 31, 2009	For the three months ended June 30, 2009

Fair Value Date of Purchase	$1.8 million	$0.1 million	$0.0 million

Forward Flow Allocation (Accretable Yield )	$2.4 million	$0.1 million	$0.0 million

During the six months ended June 30, 2009, the Company purchased $59,500 of loan portfolios. During the twelve months ended December 31, 2008, the Company purchased $3.3 million of loan portfolios, $1.4 million of which was immediately sold after being purchased. The Company used the cost recovery method for a $62,000 portion of the $1.9 million net amount of the loan portfolios that the Company retained because that portion’s future collections could not be reasonably estimated.

Changes in Investment in Purchased Loan Portfolios

As of June 30, 2009, the portfolios accounted for using the cost recovery method consisted of $206,000 in net book value of investment in loan portfolios.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Purchased Loan Portfolios – (continued)

The activity in the loan portfolios in the accompanying consolidated financial statements is as follows:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Balance, beginning of period	$1,973,788	$3,131,404	$2,099,627	$3,222,642
Purchased loan portfolios	-	1,084,405	59,500	2,886,069
Collections on loan portfolios	(1,421,901)	(2,173,144)	(3,025,277)	(4,827,088)
Sales of loan portfolios	-	(373,789)	(9,361)	(1,810,629)
Revenue recognized on collections	1,367,117	2,064,118	2,907,918	4,371,752
Revenue recognized on sales	-	76,829	4,484	485,002
Cash collection applied to principal	(205,016)	(151,466)	(512,903)	(288,391)
Provision for portfolio impairment	(40,000)	(595,000)	150,000	(976,000)
Balance, end of period	$1,673,988	$3,063,357	$1,673,988	$3,063,357

Projected Amortization of Portfolios

As of June 30, 2009, the Company had approximately $1.7 million in investment in purchased loan portfolios, of which approximately $1.5 million is accounted for using the interest method. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in purchased loan portfolios under the interest method is as follows:

For the Years Ended June 30,	Amortization
2010	$590,000
2011	$472,000
2012	$279,000
2013	$113,000
2014	$13,000

$1,467,000

Accretable Yield

Accretable yield represents the amount of income recognized on purchased loan portfolios under the interest method that the Company can expect to generate over the remaining life of its existing pools of portfolios based on estimated future cash flows as of June 30, 2009. Changes in accretable yield for the six months ended June 30, 2009 and the year ended December 31, 2008, were as follows:

	Six months Ended June 30, 2009	Year ended Dec. 31, 2008
Balance at the be beginning of the period	$2,369,000	$2,523,000
Additions, net	80,000	2,321,000
Income recognized on portfolios, net	(389,000)	(1,269,000)
Recovery of (Provision for) portfolio impairment and other adjustments	551,000	(1,206,000)
Balance at the end of the period	$2,611,000	$2,369,000

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Purchased Loan Portfolios – (continued)

The valuation allowances related to the loan portfolios for the six months ended June 30, 2009 and the year ended December 31, 2008 are as follows:

	Six months ended	Year ended
	June 30, 2009	Dec. 31, 2008
Valuation allowance, beginning of period	$1,782,341	$360,341
(Decrease) increase in valuation allowance due to portfolio impairment	(150,000)	1,422,000
Valuation allowance, end of period	$1,632,341	$1,782,341

Note 6 - Property and Equipment

Property and equipment is as follows:

	As of	As of
	June 30, 2009	Dec. 31, 2008
Office furniture and equipment	$432,139	$432,139
Computer equipment	766,267	761,736
Leasehold improvements	113,502	113,502
Totals	1,311,908	1,307,377
Less accumulated depreciation	(1,004,340)	(948,616)
Property and equipment, net	$307,568	$358,761

Depreciation expense for the quarters ended June 30, 2009 and 2008 amounted to approximately $28,000 and $27,000, respectively.  Depreciation for the six months ended June 30, 2009 and 2008 amounted to approximately $56,000 and $52,000.

Note 7 - Other Receivables

Other receivables consist primarily of collections on portfolios received by third-party collection agencies.

Note 8 – Notes Payable

In 2004, the Company entered into an agreement for a credit facility with Varde that provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in June 2009. The agreement with Varde was amended in June 2009 to extend the term of the agreement to June 2010. All of the other terms and conditions in the agreement remained the same.

PCM LLC’s wholly-owned subsidiary Matterhorn owed approximately $1.3 million and $2.2 million at June 30, 2009 and December 31, 2008, respectively, under the facility in connection with its purchase of certain charged-off loan portfolios. The total amount borrowed under the facility was approximately $16.8 million at June 30, 2009 and December 31, 2008, respectively.

In June 2007, the Company entered into an amendment to the agreement with Varde that extends the maturity date for principal and any other accrued but unpaid amounts on each loan from up to two years to up to three years for portfolio purchases using the credit facility made on or after the effective date of the amendment. Each loan has minimum payment threshold points, a term of up to three years and bears interest at the rate of 12% per annum. These obligations

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8 – Notes Payable (continued)

are scheduled to be paid in full on dates ranging through September 2011, with the approximate following principal payments due:

Twelve Months Ending
June 30,
2010	$1.0 million
2011	$0.3 million

Once all funds (including funds invested by the Company) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by the Company are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. Varde has a first priority security interest in all the assets of Matterhorn, securing repayment of its loans and payment of its residual interest. PCM LLC, our parent operating company, has guaranteed certain of Matterhorn's operational obligations under the loan documents. The amount of remaining available credit under the facility was approximately $8.2 million at June 30, 2009 and December 31, 2008, respectively. The assets of Matterhorn that provide security for Varde's loans were carried at a cost of approximately $1.4 million at June 30, 2009.

The Company has failed to timely meet principal threshold points and payment deadlines on several of its loan agreements with Varde, which constitutes a default under the Master Loan Agreement. Varde has not, however, served the Company with any notice of default and, thereby, has not initiated the default procedures under the Master Loan Agreement. The following Varde loans have been impacted by delayed collections:

•
A Varde loan that was made in December 2005 was due to be paid in full in December 2008. The original loan was for approximately $4.6 million. The principal balance at July 31, 2009 was approximately $122,000. Varde has informally agreed to extend the portfolio’s payment terms based on current collection rates that are anticipated to pay off interest and principal owed to Varde over the next several months.

•
A loan that was made in June 2007 failed to generate enough revenue to meet its minimum principal threshold point of $323,000 in June 2009. As of July 31, 2009, this loan is in compliance. Varde has applied principal, interest and other revenues that the Company would otherwise be entitled to, excluding servicing fees, towards paying down this loan.

•	Three loans failed to meet their payment thresholds by approximately $41,000 in May and June 2009. These loans were brought into compliance in August 2009.
•
In May 2009, Varde loaned $71,000 to the Company to pay for legal collections costs for a portfolio. The balance outstanding on this loan at July 31, 2009 was $66,000. Varde has informed the Company that the remaining balance of the loan is now considered to be due and the Company is working with Varde to repay it.

If Varde were to exercise its rights under the default provisions of the Master Loan Agreement, it could demand the immediate payment of all amounts due and recall servicing of the portfolios from PCM LLC, which would have a material impact on the financial condition of the Company.

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

The base rent will increase on a yearly basis throughout the term. Future minimum lease commitments under the Buena Park lease for the twelve months ended June 30, will be:

Year ending June 30, 2009	Approximate Annual Lease Commitments
2010	$353,000
2011	$355,000
2012	$358,000
2013	$364,000
2014	$243,000

In  addition  to  the  base rent, PCM LLC must pay its pro rata share of the increase in operating expenses, property taxes and property insurance for the building above the total dollar amount of operating expenses, property taxes and property insurance for the 2006 base calendar year.

The building lease contains provisions for incentive payments, future rent increases, or periods in which rent payments are reduced. As the Company recognizes rent expense on a straight-line basis, the difference between the amount paid and the amount charged to rent expense is recorded as a liability. The amount of deferred rent liability at June 30, 2009 and December 31, 2008 was $183,000 and $196,000, respectively.  Rental expense for the three months ended June 30, 2009 and 2008 amounted to approximately $80,000.  Rental expense for the six months ended June 30, 2009 and 2008 amounted to approximately $161,000. PCM LLC is obligated under two five-year equipment leases, one expiring in 2009 with minimum payments of $4,800 per year and the other lease expiring in 2011 with minimum payments of $3,900 per year.

Legal Proceedings

On June 3, 2009, a class action lawsuit was filed against Performance Capital Management, LLC, et. al., in Orange County Superior Court in Santa Ana, California. The class has not yet been certified. Plaintiffs claim to be persons who were members of the certified class in the Worley v. Storage USA case, Orange County Superior Court, which was settled in 2008. The Company acquired the debt owed by the plaintiffs to Storage USA in the latter half of 2004 and the first half of 2005. Plaintiffs make broad, general assertions that the Company has violated the Consumer Credit Reporting Agencies Act with respect to information about the plaintiffs that the Company furnished to consumer reporting agencies after the settlement. Plaintiffs seek injunctive relief, actual and punitive damages to be determined by the court, attorney’s fees and court costs. This lawsuit has been referred to legal counsel. The merits of the case have not yet been determined. The Company expects to prevail in this lawsuit; however, as litigation is inherently unpredictable, there can be no assurance in this regard. No accrual has been recorded to provide for this case since the potential liability, if any, is not determinable at this time. If the plaintiffs do prevail, however, the results could have a material effect on the Company’s financial position.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10 - Earnings Per LLC Unit

Basic and diluted earnings per LLC unit are calculated based on the weighted average number of LLC units issued and outstanding, 549,239 for the six months ended June 30, 2009 and 549,739 for the six months ended June 30, 2008.

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

Note 12 – Subsequent  Events

On July 9, 2009, a class action lawsuit was filed against Performance Capital Management, LLC in the United States District Court for the Eastern District of New York. The class has not yet been certified. Plaintiff, on behalf of herself and a proposed class, makes broad, general assertions that the Company violated the Fair Debt Collection Practices Act, 15 U.S.C. Section 1692 et seq. with respect to its debt collection practices. The plaintiffs seek statutory and punitive damages as well as attorney’s fees and court costs. This lawsuit has been referred to legal counsel. The merits of the case have not yet been determined. The Company expects to prevail in this lawsuit; however, as litigation is inherently unpredictable, there can be no assurance in this regard. No accrual has been recorded to provide for this case since the potential liability, if any, is not determinable at this time. If the plaintiffs do prevail, however, the results could have a material effect on the Company’s financial position.

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

We frequently sell certain portions of portfolios we purchase, in many instances to retain those accounts that best fit our collection profile and to reduce our purchase commitment by reselling the others. We then collect those accounts we retain as a distinct portfolio. We do not generally purchase loan portfolios solely with a view to their resale, and for this reason we generally do not show portfolios on our balance sheet as “held for investment.” From time to time we sell some of our portfolios either to capitalize on market conditions, to dispose of a portfolio that is not performing or to dispose of a portfolio whose collection life, from our perspective, has run its course. At times we also sell portions of portfolios, when reasonable, to provide cash for operating expenses and to pay amounts owed to third party lenders. When we engage in sales of portfolios, we continue collecting the accounts right up until the closing of the sale.

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

On our statement of operations, when using the cost recovery method, we reduce our total revenues by the cost basis recovery of our portfolios to arrive at net revenue. For collections revenue, we reduce the cost basis of the portfolio dollar-for-dollar until we have completely recovered the cost basis of the portfolio. Alternatively, the interest method applies an effective interest rate, or internal rate of return (“IRR”), to the adjusted cost basis of the pool, which remains unchanged throughout the life of the pool unless there is an increase in subsequent expected cash flows. We use the interest method of accounting for most of our loan portfolios purchased after December 31, 2006. However, a significant proportion of our portfolios are accounted for under the cost recovery method. This is due to a steady decline in the number of portfolio purchases since 2007.

Index

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

We generally collect our portfolios over periods of time ranging from three to seven years, with the bulk of a portfolio's yield forecasted to come in the first three years we collect it. If we succeed in collecting our portfolios, we expect to recover the cost we paid for them, repay the loans used to purchase them, pay our collection, financing and operating costs, and still have excess cash.

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

Our operating costs and expenses consist principally of salaries and benefits and general and administrative expenses.  Fluctuations in our salaries and benefits correspond roughly to fluctuations in our headcount. Our general and administrative expenses include non-salaried collection costs, legal collections costs and telephone, rent and professional expenses. These expenses also include expenses associated with being a publicly reporting entity. Fluctuations in telephone and collection costs generally correspond to the volume of accounts we are attempting to collect. Professional expenses tend to vary based on specific issues we must resolve.  Interest and financing costs tend to decrease as the amount we borrow decreases.

BASIS OF PRESENTATION

We present our financial statements based on February 4, 2002, the date we emerged from bankruptcy, being treated as the inception of our business. In our emergence from bankruptcy, we succeeded to the assets and liabilities of six entities that were in bankruptcy. The equity owners of these entities approved a reorganization plan under which the owners of the six entities agreed to receive ownership interests in the Company in exchange for their ownership interests in the predecessor entities. Our consolidated financial statements include the accounts of the Company, and its wholly-owned special purpose subsidiary Matterhorn. All significant intercompany balances and transactions have been eliminated.

The Company’s consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a “going concern” basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. We have experienced a steady decline in our revenues and have now reached a point where we may not have sufficient capital resources to cover our operating expenses over the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material. See the section entitled “Going Concern” in Note 2 to the Condensed Notes to the Consolidated Financial Statements.

Index

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

We present investments in portfolios on our consolidated balance sheet at the lower of cost, market, or estimated net realizable value. We reduce the cost basis of a portfolio or a pool on a proportionate basis when we sell a portion of the portfolio, and we treat amounts collected on a portfolio or pool as a reduction to the carrying basis of the portfolio (i) on an individual portfolio basis using the cost recovery method and (ii) over the life of the pool using the interest method. When we present financial statements, we assess the estimated net realizable value of our portfolios or pools each quarter on a portfolio-by-portfolio basis under the cost recovery method or on a pooling basis under the interest method, and we reduce the value of any portfolio or pool that has suffered impairment because its cost basis exceeds its estimated net realizable value. Estimated net realizable value represents management’s estimates, based upon present plans and intentions, of the discounted present value of future collections. We must make assumptions to determine estimated net realizable value, the most significant of which are the magnitude and timing of future collections and the discount rate used to determine present value. Our calculation of net realizable value does not take into account the cost to collect the future cash streams. Using the cost recovery method, once we write down a particular portfolio we do not increase it in subsequent periods if our plans and intentions or our assumptions change. Using the interest method, if the cash flow estimates increase subsequent to recording an impairment, recovery of the previously recognized impairment is made prior to any increases to the IRR.

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

For the majority of portfolios purchased after December 31, 2006, we use the interest method. The interest method applies an effective interest rate, or internal rate of return (“IRR”) to the cost basis of the pool, which is to remain level, or unchanged throughout the life of the pool unless there is an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through an upward adjustment of the pool’s effective interest rate over its remaining life. Subsequent decreases in expected cash flows do not change the effective interest rate, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statements of operations as a reduction in revenue with a corresponding valuation allowance offsetting the investment in loan portfolios in the consolidated statements of financial condition. If the cash flow estimates increase subsequent to recording an impairment, recovery of the previously recognized impairment is made prior to any increases to the IRR. Any change to our estimates could be material to our financial statements.

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

Index

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

Credit Facility

As discussed in greater detail below, our credit facility with Varde Investment Partners, L.P. (“Varde”) provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) with a term ending in June 2010. The facility provides for Varde to receive a residual interest in portfolio collections after all funds invested in the portfolio have been repaid (with interest) and all servicing fees have been paid. We do not record a liability for contingent future payments of residual interests due to the distressed nature of the portfolio assets and the lack of assurance that collections sufficient to result in a liability will actually occur. When such payments actually occur, we reflect them in our statement of operations as other financing costs.

OPERATING RESULTS

For ease of presentation in the following discussions of “Operating Results” and “Liquidity and Capital Resources”, we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

Comparison of Results for the Quarters Ended June 30, 2009 and 2008

The following compares our results for the three months ended June 30, 2009, to the three months ended June 30, 2008. We had a net loss of $3,000 in the three months ended June 30, 2009, as compared to a net loss of $290,000 in the three months ended June 30, 2008.

Revenue

The following table summarizes the total cash proceeds we generated from operations and the net revenues we recognized for the three months ended June 30, 2009 and 2008, respectively (see consolidated Statements of Operations and Note 5 to the Condensed Notes to the Consolidated Financial Statements).

	Cash Received Three months ended June 30,		Net Revenue Three months ended June 30,
	2009	2008	2009	2008
Collections on Loan Portfolios*	$1.4 million	$2.2 million	$1.4 million	$2.0 million
Sales of Loan Portfolios	$0.0 million	$0.4 million	$0.0 million	$0.1 million
Total	$1.4 million	$2.6 million	$1.4 million	$2.1 million
* Excluding gross collections applied to principal (see Note 5 to the Condensed Notes to the Consolidated Financial Statements).

The slow down in the economy and our lack of capital to purchase new portfolios has resulted in our total cash proceeds continuing to decline. Our total cash proceeds from collections decreased by $0.8 million and our total cash proceeds from sales of portfolios decreased by $0.4 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Our total net revenues decreased by $0.7 million to $1.4 million in the three months ended June 30, 2009, as compared to $2.1 million in the three months ended June 30, 2008. Portfolio collections provided 100% and 96.4% of our total net revenues in the three months ended June 30, 2009 and 2008, respectively.  We had no revenues from portfolio sales in the three months ended June 30, 2009, as compared to $77,000 in the three months ended June 30, 2008.  More significant was the $696,000 decrease in net portfolio collections, which was $1.4 million and $2.1 million in the three months ended June 30, 2009 and 2008, respectively. These significant decreases in total cash proceeds and net revenues are the result of fewer portfolio purchases, fewer portfolio sales and lower than projected performance of our portfolios, as discussed in more detail in the Liquidity and Capital Resources section of this Report below.

Index

Our net portfolio purchases of $0.8 million for the three months ended June 30, 2008 were substantially higher than those of the same period in 2009, where there were no portfolio purchases made. We expect our portfolio purchases in 2009 to be substantially lower than our portfolio purchases in 2008, unless we are able to obtain additional capital to purchase portfolios. During the second quarter of 2009, we used the limited cash flow from operating activities of $284,000 that we generated to pay down principal and interest owed to Varde.

In an effort to offset declining portfolio purchases beginning in 2006 and to continue to maximize use of our collection infrastructure, we began implementing other collection strategies in 2007, such as serving as a third-party collection agency, expanding use of the judicial process to collect specific accounts determined to be suitable for such an approach, and improving the accuracy of debtor contact information contained in our databases, but have not realized significant gains from these strategies. Due to lack of sufficient volume to justify the costs associated with the third party collections program, in September 2008 we decided to eliminate the program and focus our resources on collecting our own and Matterhorn’s portfolios.

We have scaled back our legal collections program in 2009.  The level of our expenditures on legal collections going forward will be significantly lower than the expenditures we have made in the past. We utilize our network of third party law firms on a commission basis in cases where we determine that it is financially or strategically prudent to use legal collections to collect an account. Legal collections tend to have longer time horizons but are expected to contribute to an increase in returns over two to five years. The method used to select accounts for legal collections is a critical component of a successful legal collections program. If accounts that have a higher likelihood of being collected using legal process are accurately selected, overall collection efficiency should increase. We do not have a set policy regarding when to initiate legal process. Given the varying nature of each case, we exercise our business judgment following an analysis of accounts using computer-based guidance to determine when we believe using legal process is appropriate (i.e., where a debtor has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay). Once a judgment is obtained, the primary methods for collecting on the judgment are liens on property and garnishment, both of which have a long time horizon for collection.

With all of our collections efforts, we are keenly aware that claims based on the Fair Debt Collection Practices Act (“FDCPA”), the Consumer Credit Reporting Agencies Act and comparable state statutes may result in lawsuits, including class action lawsuits, which could be material to the Company due to the remedies available under these statutes. Two such lawsuits have been filed against the Company and are discussed in more detail in Notes 9 and 12 to the Condensed Notes to the Consolidated Financial Statements.

We incurred a net loss in the second quarter of 2009 of $3,000 as compared to a net loss of $290,000 in the second quarter of 2008. The period-to-period difference in net loss reflected on our consolidated Statements of Operations was due to a lower portfolio impairment charge of $40,000 in the second quarter of 2009, as compared to an impairment charge of $595,000 in the second quarter of 2008 This difference was also the result of more older loan portfolios, accounted for using the cost recovery method, having a zero cost basis in the first half of 2009 as compared to the first half of 2008, with each dollar collected recorded as income. In addition, we have continued to decrease our operating costs and expenses and interest and other financing costs in 2009.

Members’ equity decreased by $3,000 in the second quarter of 2009 from $787,000 at March 31, 2009. The decrease in members’ equity is attributed to the net loss of $3,000 that we incurred in the second quarter of 2009.

Operating Expenses

Our total operating costs and expenses decreased to $1.3 million in the three months ended June 30, 2009 from $2.3 million in three months ended June 30, 2009, a $1.0 million decrease. This decrease was due to:  a $331,000 decrease in salaries and benefits from significantly reducing staff and implementing a reduced pay structure for remaining collectors and administrative personnel as well as reducing officer and director compensation; a $145,000 decrease in general and administrative expenses primarily resulting from a decrease in legal collections and a general reduction in the scope of our business activities; and a $555,000 decrease in the provision for portfolio impairment charge of $40,000 in the second quarter of 2009 as compared to a portfolio impairment charge of $595,000 in the second quarter of 2008. We expect our operating expenses to remain relatively constant or decrease due to our aggressive efforts to keep our costs in line with our revenues.

Index

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

We do not believe these costs will increase substantially even in the event we significantly increase the volume of accounts that we collect. Our purchases of portfolios in 2009 using our own and Varde funds have been and, we expect, will continue to be substantially lower than those made in previous years.

Our interest expense and other financing costs were $69,000 and $97,000 in the three months ended June 30, 2009 and 2008, respectively, a $28,000 decrease. The decrease was due primarily to paying down the debt that is owed to Varde.  The Varde debt decreased to $1.3 million at June 30, 2009, as compared to $3.7 million at June 30, 2008. We expect that our use of the Varde facility to purchase portfolios will remain low due to our limited cash reserves.

Comparison of Results for the Six Months Ended June 30, 2009 and 2008

The following compares our results for the six months ended June 30, 2009, to the six months ended June 30, 2008. We had net income of $308,000 in the six months ended June 30, 2009, as compared to net income of $72,000 in the six months ended June 30, 2008.

Revenue

The following table summarizes the total cash proceeds we generated from operations and the net revenues we recognized for the six months ended June 30, 2009 and 2008, respectively (see consolidated Statements of Operations and Note 5 to the Condensed Notes to the Consolidated Financial Statements).

	Cash Received Six months ended June 30,		Net Revenue Six months ended June 30,
	2009	2008	2009	2008
Collections on Loan Portfolios*	$3.0 million	$4.8 million	$2.9 million	$4.4 million
Sales of Loan Portfolios	$0.0 million	$1.8 million	$0.0 million	$0.5 million
Total	$3.0 million	$6.6 million	$2.9 million	$4.9 million
* Excluding gross collections applied to principal (see Note 5 to the Condensed Notes to the Consolidated Financial Statements).

For the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, our total cash proceeds from collections decreased by $1.8 million and our total cash proceeds from sales of portfolios decreased by $1.8 million. As discussed above in the quarter-to-quarter comparison, our cash collections from portfolios are decreasing significantly as we experience the effects of fewer portfolio purchases and lower than projected performance of our portfolios due in large part to a significant slowdown in the economy. If a portfolio’s cash collections come in at slower rate than the loan repayments due to Varde, the cash is immediately used to pay Varde instead of being reinvested in new portfolio purchases.

Index

Our total net revenues decreased by $2.0 million to $2.9 million in the six months ended June 30, 2009, as compared to $4.9 million in the six months ended June 30, 2008. The decrease in total net revenues was due to significant sales of portfolios in the first six months of 2008 as compared to the first six months of 2009 and collections revenue decreasing due to a continuing decline in portfolio purchases and a lower level of debtor liquidity. Portfolio collections provided 99.8% and 90.0% of our total net revenues in the six months ended June 30, 2009 and 2008, respectively. We had net revenues of $4,000 from portfolio sales in the six months ended June 30, 2009, as compared to $485,000 in the six months ended June 30, 2008, a $481,000 decrease.   Net revenues from portfolio collections decreased by $1.5 million with $4.4 million in the six months ended June 20, 2008 as compared to $2.9 million in the six months ended June 30, 2009.

Our net portfolio purchases of $60,000 in the first six months of 2009 were substantially lower than our net portfolio purchases of $1.6 million in the first six months of 2008. We expect our portfolio purchases in 2009 to be substantially lower than our portfolio purchases in 2008 due to a lack of capital to purchase additional portfolios.

Net income for the first six months of 2009 was $308,000 as compared to net income of $72,000 in the six months ended June 30, 2008, a $236,000 increase. The net income in the first six months of 2009 reflected on our consolidated Statements of Operations was due to a $150,000 recovery of portfolio impairment, as compared to an impairment charge of $976,000 in the first six months of 2008. The recovery in the portfolio impairment provision of $150,000 was the result of collections being generated at a faster rate than forecasted at the time the original impairment provisions were charged. The increase in net income was also attributable to a significant decrease in our operating costs and expenses and interest and other financing costs in the first six months of 2009 as compared to the first six months of 2008.  In addition, a greater number of older loan portfolios, accounted for using the cost recovery method, had a zero cost basis in the first half of 2009 as compared to the first half of 2008, with all collections from these portfolios being recorded as income.

During the first six months of 2009, we generated positive cash flow from operating activities of $749,000, enabling us to pay down third-party loans. Members’ equity, however, increased by $308,000 in first six months of 2009 from $476,000 at December 31, 2008. This increase in members’ equity is attributed to the net income of $308,000 that we generated in the first six months of 2009.

Operating Expenses

Our total operating costs and expenses decreased to $2.5 million in the six months ended June 30, 2009 from $4.5 million in six months ended June 30, 2009, a $2.0 million decrease, due to:  a $667,000 decrease in salaries and benefits resulting from a significant reduction in staff and implementation of a reduced pay structure for remaining collectors and administrative personnel as well as a reduction in officer and director compensation; a $311,000 decrease in general and administrative expenses, primarily resulting from a decreased emphasis on legal collections and a general reduction in the our business operations; and a $1,126,000 decrease in the provision for portfolio impairment due to a $150,000 recovery of impairment charge in the first half of 2009, as compared to a portfolio impairment charge of $976,000 in the first half of 2008. We expect our operating expenses to remain relatively constant or decrease due to our aggressive efforts to keep our costs in line with our revenues.

Our interest expense and other financing costs were $147,000 and $218,000 in the six months ended June 30, 2009 and 2008, respectively, a $71,000 decrease. The decrease was due primarily to paying down debt owed to Varde.  The Varde debt decreased to $1.3 million at June 30, 2009 as compared to $3.7 million at June 30, 2008. We plan to continue to purchase portfolios using the Varde credit facility when feasible. We expect, however, that our participation in such portfolio purchases will remain low due to our limited cash reserves.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased by $180,000 during the six months ended June 30, 2009. Cash and cash equivalents, including restricted cash, decreased to $578,000 at June 30, 2009, from $758,000 at December 31, 2008. Our primary sources of cash are cash flows from operations and borrowings. Recently, cash has been used for repayments of borrowings, purchases of property and equipment, legal collections, public reporting company expenses and general working capital. During the six months ended June 30, 2009, our portfolio collections and sales generated $3.0 million of cash, we borrowed $117,000, and we used $2.6 million for operating and other activities, $60,000 for purchases of new portfolios, and $1.0 million to repay loans.

Our portfolios provide our principal long-term source of liquidity. Our purchase of portfolios is limited by the amount of cash reserves and borrowed funds we have available and the availability of reasonably priced portfolios. Cash generated from operations depends upon our ability to efficiently collect on the loan portfolios. Over the life of a portfolio, our goal is to convert the portfolio to cash in an amount that equals or exceeds the cost basis of the portfolio. After the cost basis has been recovered, each dollar collected, if any, is recorded as income. Historically, we have collected two to two and a half times a portfolio’s purchase price over three to seven years. Due to a lack of debtor liquidity, however, we are experiencing movement of the timing of our portfolio collections towards the far end of this range, which has in a few cases impacted our ability to timely repay amounts owed to Varde. Many factors, including the state of the economy, paying too much for a portfolio, the liquidity of debtors, and our ability to retain qualified collectors, may impact our ability to collect an amount of cash necessary to timely recover the cost we pay for a portfolio, repay funds borrowed to purchase the portfolio, pay our collection, financing and operating costs and still have a profit. Fluctuations in these factors may cause a negative impact on our business and materially impact our expected future cash flows.

While prices of loan portfolios have fallen recently, our low cash reserves have prevented us from capitalizing on the availability of lower cost portfolios. The drop in prices has also made it more difficult to sell portfolios at reasonable prices. In addition, the downturn in the economy appears to have resulted in a decrease in debtor liquidity, which generally has the effect of reducing the number of collectable accounts and increasing the time and resources it takes to collect amounts owed. With loan terms of three years, longer collection timelines have forced us to use our limited cash proceeds to pay amounts owed to Varde instead using it to acquire new portfolios. In addition, Varde is applying amounts owed to us from Matterhorn towards repayment of its loans. The result is that we are expending cash much faster than we are generating income.

Based upon current cash and cash equivalent balances and planned spending rates for the remainder of 2009, we believe that we do not have adequate cash and cash equivalents on hand to support our business operations over the next twelve months. This projection may change, however, if actual results differ significantly from expectations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as discussed below under the section entitled “Going Concern.”

We have and will continue to greatly curtail purchases of new portfolios and use a greater portion of our cash reserves for repaying Varde, paying operating expenses and collecting our existing portfolios as efficiently as possible. We will continue our efforts to reduce variable costs associated with collections. If, however, such efforts do not provide sufficient capital to meet expected and unexpected operating costs and expenses, as well as cover amounts owed to Varde, we may engage in further sales of portfolios or portions of portfolios to third parties, if possible, and/or borrow against our unencumbered portfolios to generate supplemental capital. If these efforts fail, we may not be able to continue our operating.

In the first half of 2009, our total net revenues of $2.9 million exceeded our total operating, interest and other expenses of $2.6 million, resulting in net income of $308,000. Without the $150,000 recovery of portfolio impairment charge, however, our operating and other expenses would be $2.7 million and our net income would decrease commensurately.

As we have stated above, the cash we generate from portfolio collections has been steadily declining. Total portfolio cash collections decreased by $1.8 million to $3.0 million in the first half of 2009 as compared to the first half of 2008. We can attribute this significant decline to a steady decline in portfolio purchases over the past few years and the underperformance of our portfolios with collections coming in at a slower rate than we projected. We expect this trend to continue unless the economy improves, the timing of our collections on loan portfolios is shortened and we are able to purchase additional portfolios. If cash collections continue to decline, we may be unable to recover the cost we pay for our portfolios, repay funds borrowed to purchase portfolios and pay our collecting and operating costs, which could result in a material reduction in our operations or an inability to continue our operations.

Index

Beginning in 2007, we began instituting cost-cutting and capital preservation measures in an effort to address our lower revenues, including foregoing payment of regular distributions to our unit holders, purchasing portfolios with borrowed funds, increasing portfolio sales, reducing our legal collections, and cutting salaries and benefits through a reduction in administrative and collection personnel. Our goal in 2009 has been to achieve at least break-even results.

In 2008, we reduced our collection and administrative staff in an effort to align our operating expenses to our lower collections revenues. As of August 1, 2009, we had a total of 47 full-time employees and 3 part-time employees. As of March 1, 2009, we had a total of 53 full-time employees and 4 part-time employees. Our reduction in collections staff, however, must take into consideration the significant upfront investment in recruiting and training collection personnel and the need to retain enough collectors to effectively service our portfolios. We may increase our use of third-party collection agencies to service portions of our loan portfolios if the volume of our loan portfolios exceeds the capacity of our collections infrastructure to service them.

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

In an attempt to operate as efficiently as possible, we continually focus on determining which portfolios or portions of portfolios are expected to provide the greatest return and shift our collections efforts accordingly. We use a dialer to assist our collectors with focusing on portfolios that continue to show results. By monitoring the results of calls originated through our dialer, we are able to identify portfolios that require more cost to collect than others. At times, generally where we have worked to collect portfolios over an extended period of time, we determine that some of our portfolios’ collection lives have run their course from our perspective. We will continue to sell portfolios or portions of portfolios, if possible, if we believe portfolio performance is not up to our expectations and/or we require additional capital to fund our operations.

We have not been able to use the Varde credit facility in 2009 due to an inability to contribute our percentage of the loan amount towards the acquisition of a portfolio. During 2008, we purchased $1.9 million of portfolios (net of the $1.4 portion that was immediately sold). In the first quarter of 2009, we purchased $60,000 of new portfolios. Our assessment of market conditions, as well as our ability to find suitable financing, will continue to dictate whether and when we purchase portfolios. We do not anticipate making significant portfolio purchases, either financed or on our own, in the remainder of 2009 due to a lack of capital.

Varde Credit Facility

On July 13, 2004, effective June 10, 2004, we entered into a definitive Master Loan Agreement with Varde, a well-known participant in the debt collection industry, to augment our portfolio purchasing capacity using capital provided by Varde. The agreement provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) over a five-year term ending in June 2009. The agreement was amended in June 2009 to extend the term of the agreement through June 2010. All of the other terms and conditions in the agreement remained the same.

Varde is not under any obligation to make a loan to us if it does not approve of the portfolio(s) we propose to acquire and the terms of the acquisition, but it has the right to participate in any acquisition of a portfolio that we decide to purchase that is in excess of $500,000, pursuant to a right of first refusal.

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

Index

We will never have outstanding indebtedness of the full $25 million at any one time due to the cumulative nature of the credit facility. We have created Matterhorn, a wholly-owned subsidiary, to serve as the entity that will purchase portfolios under the loan agreement with Varde. Varde has a first priority security interest in all the assets of Matterhorn securing repayment of its loans and payment of its interest in residual collections. Performance Capital Management, LLC has entered into a Servicing Agreement with Matterhorn as part of the agreement with Varde, and Varde has a security interest in Matterhorn's rights to proceeds under the Servicing Agreement. Under the Servicing Agreement, Performance Capital Management collects the portfolios purchased by Matterhorn in exchange for a fee that is agreed upon prior to the funding of each individual financing by Varde. Performance Capital Management, LLC also guarantees certain of Matterhorn's operational obligations under the loan documents.

Varde may exercise its rights under its various security interests and the guaranty if an event of default occurs. These rights include demanding the immediate payment of all amounts due to Varde, as well as liquidating the collateral. A failure to make payments when due, if not cured within five days, is an event of default. Other events of default include:

•	Material breaches of representations and warranties;
•	Uncured breaches of agreements having a material adverse effect;
•	Bankruptcy or insolvency of Performance Capital Management, LLC or Matterhorn;
•	Fraudulent conveyances;
•	Defaults in other debt or debt-related agreements;
•	Failure to pay judgments when due;
•	Material loss or damage to, or unauthorized transfer of, the collateral;
•	Change in control of Performance Capital Management;
•	Termination of Performance Capital Management as the Servicer under the Servicing Agreement; and
•	Breach of Varde's right of first refusal to finance portfolio acquisitions.

At June 30, 2009, Matterhorn owed $1.3 million under the facility in connection with purchases of certain charged-off loan portfolios. The assets of Matterhorn that provide security for Varde's loan were carried at a cost of $1.4 million at June 30, 2009. The loan advances have minimum payment threshold points with terms of up to three years and bear interest at the rate of 12% per annum. These obligations are scheduled to be repaid in full on dates ranging through September 2011. Once all funds (including those invested by us) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by us are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. The amount of remaining available credit under the facility at June 30, 2009 was $8.2 million. Matterhorn has borrowed a total of $16.8 million, with $1.3 million outstanding at June 30, 2009.

In June 2007, we entered into an amendment to the Master Loan Agreement with Varde, a copy of which was filed as an exhibit to our report on Form 10-QSB for the period ended June 30, 2007. The amendment extends the maturity date for principal and any other accrued but unpaid amounts on each loan made on or after the effective date of the amendment from up to two years to up to three years. This change was made to allow more time for a portfolio purchased using the Varde credit facility to generate sufficient collection revenues to pay the balance of the Varde loans, including principal and any other accrued but unpaid amounts, in full by their due dates. As of June 30, 2009, all of the Company’s loan agreements with Varde have three year terms.

Due primarily to the state of the economy, we are finding that the time it takes us to collect the Matterhorn portfolios is extending beyond three years, resulting in lower collections performance than required by the Varde loan agreements. As a result, the Company has failed to timely meet principal threshold points and payment deadlines on several of its loan agreements with Varde, which constitutes a default under the Master Loan Agreement. Varde has not, however, served the Company with any notice of default and, thereby, has not initiated the default procedures under the Master Loan Agreement. The following Varde loans have been impacted by delayed collections:

Index

•
A Varde loan that was made in December 2005 was due to be paid in full in December 2008. The original loan was for approximately $4.6 million. The principal balance at July 31, 2009 was approximately $122,000. Varde has informally agreed to extend the portfolio’s payment terms based on current collection rates that are anticipated to pay off interest and principal owed to Varde over the next several months.

•
A loan that was made in June 2007 failed to generate enough revenue to meet its minimum principal threshold point of $323,000  in June 2009. As of July 31, 2009, this loan is in compliance. Varde has applied principal, interest and other revenues that the Company would otherwise be entitled to, excluding servicing fees, towards paying down this loan.

•	Three loans failed to meet their payment thresholds by approximately $41,000 in May and June 2009. These loans were brought into compliance in August 2009.
•
In May 2009, Varde loaned $71,000 to the Company to pay for legal collections costs for a portfolio. The balance outstanding on this loan at July 31, 2009 was $66,000. Varde has informed the Company that the remaining balance of the loan is now considered to be due and the Company is working with Varde to repay it.

If Varde were to exercise its rights under the default provisions of the Master Loan Agreement, it could demand the immediate payment of all amounts due and recall servicing of the portfolios from Performance Capital Management, LLC, which would have a material impact on our financial condition and ability to continue operating.

Going Concern

The Company’s consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a “going concern” basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has experienced a steady decline in its revenues and cash resources and has now reached a point where it may not have sufficient capital resources to cover its operating expenses over the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to purchase loan portfolios using its own funds has steadily decreased since 2007, resulting in a commensurate decrease in revenues from portfolio collections. The Company’s efforts have thus far been, and are expected to be in the future, significantly impacted by general economic, competitive and other factors beyond its control. In addition, Varde has applied principal, interest and other revenues that the Company would otherwise be entitled to from Matterhorn, excluding servicing fees, towards paying down its loans to Matterhorn made in connection with portfolio purchases, thereby further reducing capital that would otherwise be available to the Company to fund its operations.

The ability of the Company to continue as a going concern, therefore, is dependent upon the Company obtaining adequate capital to fund its operations and acquire new debt portfolios at prices that enable it to pay for its operating and other expenses and still have income to purchase additional portfolios. The Company has undertaken a series of cost reduction measures to conserve cash, including the following:
•	Suspending distributions to the Company’s unit holders;
•	Reducing officer and director compensation;
•	Reducing the pay structure for collectors and administrative personnel and laying off employees; and
•	Reducing general and administrative expenses, primarily as a result of a decreased emphasis on legal collections, and a general reduction in the scope of operations.

These efforts have not, however, been sufficient to counter the significant decrease in collections revenues. Selling portfolios to cover the shortfall in collections revenues is a short-term option since fewer portfolios will generate lower collections revenues over time, which is the primary source of capital from operations for the Company. Even if the Company seeks to sell a portfolio, market prices for loan portfolios have dropped to the point where the Company may not generate enough cash from the sale to cover the principal balance and interest due to Varde on the loan used to purchase the portfolio, and still have cash left over to pay for operating expenses.

Index

Management's plan is to obtain capital resources through the sale, if possible, of portfolios at reasonable prices, as well as through equity and/or debt financing. At this time, the Company has received no commitments for additional financing. If the Company is unable to obtain additional funding for its operations, it may not be able to continue operations as proposed, requiring it to further modify its business plan, curtail various aspects of its operations or cease operations altogether. There can be no assurance that the Company’s plans to continue as a going concern will be successful. As an alternative, management is exploring opportunities to sell the Company.

Capital Expenditures

We plan to continue making expenditures on legal collections, but the level is expected to be significantly lower in 2009 than in previous years. We may from time to time acquire capital assets on an as needed basis. Our most significant capital assets are our dialer and our telephone switch. We have paid for our new dialer in full and have no significant expenditures planned for capital assets at the time of this filing.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3 to the Condensed Notes to the Consolidated Financial Statements in this Report.

ITEM 4T.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer and our Accounting Manager, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). In designing and evaluating disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, may be detected. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of June 30, 2009, to provide reasonable assurance that material information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Notes 9 and 12 to the Condensed Notes to the Consolidated Financial Statements, incorporated by reference herein, for information related to the following matters.

•	Lesley Jennings and Edward Ordonez, Jr. v. Performance Capital Management, Inc., et. al.; and

•	Victoria Desimone v. Performance Capital Management, LLC.

ITEM 2.  MEMBER FORFEITURES OF SECURITIES

In July 2009, three individuals and one trust surrendered a total of 746 LLC units to the Company. The forfeited LLC units represented each member’s entire respective investment interest in the Company.

Index

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has failed to timely meet principal threshold points and payment deadlines on several of its loan agreements with Varde, which constitutes a default under the Master Loan Agreement. Varde has not, however, served the Company with any notice of default and, thereby, has not initiated the default procedures under the Master Loan Agreement. See Note 8 to the Condensed Notes to the Consolidated Financial Statements for additional information, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 8, 2009, we held our duly convened Annual Meeting of Members in Orange, California. At the meeting, our members were asked to vote on the election of Class II directors to the Board of Directors. All of the directors nominated for election served as directors immediately prior to the annual meeting. The following directors were elected by our members as a result of the following votes:

Directors	Votes “For” Election	Votes “Withheld”
Lester Bishop	184,667	11,326
Larry Smith	186,658	9,335
David Barnhizer	186,658	9,335
Sanford Lakoff	186,658	9,335

The following Class I directors continued to serve as directors following the annual meeting:  Ms. Larisa Gadd; Mr. Rodney Woodworth; and Mr. Donald Rutherford.

In addition to the election of directors, the following matters were voted upon at the annual meeting:
•
To ratify the selection of Moore Stephens Wurth Frazer and Torbet, LLP, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. The votes were cast as follows: 187,687 in favor of ratification; 1,392 against ratification; and 6,912 abstaining.

•	To approve the minutes from the 2008 Annual Meeting. The votes were cast as follows: 195,993 in favor of approval; -0- against approval; and -0- abstaining.

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

PERFORMANCE CAPITAL MANAGEMENT, LLC

August 18, 2009	By:	/s/ David J. Caldwell
(Date)		Name: David J. Caldwell
Its: Chief Operations Officer

Index

EXHIBIT INDEX

Exhibit Number	Description

10.1	Second Amendment to Master Loan Agreement dated May 18, 2009, among Matterhorn Financial Services LLC, Performance Capital Management, LLC and Varde Investment Partners, L.P.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed on May 29, 2009 as an exhibit to a report on Form 8-K dated May 27, 2009, and incorporated herein by reference.