Form 10-Q
period 2009-09-30
PERFORMANCE CAPITAL MANAGEMENT LLC
filed 2009-11-20
CIK 1221170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2009

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
Yes ☐  No ☒

As of November 6, 2009, the registrant had 548,443 LLC Units issued and outstanding.

PERFORMANCE CAPITAL MANAGEMENT, LLC

Index to
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2009

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

Index

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009	December 31,
	(unaudited)	2008
ASSETS

Cash and cash equivalents	$93,915	$421,943
Restricted cash	281,543	335,890
Other receivables	2,244	27,431
Purchased loan portfolios, net	1,530,437	2,099,627
Property and equipment, net	35,393	358,761
Deposits	35,822	35,822
Prepaid expenses and other assets	52,035	84,710

Total assets	$2,031,389	$3,364,184

LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:
Accounts payable	$160,382	$66,222
Accrued liabilities	520,092	546,001
Accrued interest	8,677	17,140
Notes payable	867,586	2,235,649
Income taxes payable	6,000	23,580
Total liabilities	1,562,737	2,888,592

COMMITMENTS AND CONTINGENCIES	-	-

MEMBERS' EQUITY	468,652	475,592

Total liabilities and members' equity	$2,031,389	$3,364,184

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Portfolio collections, net	$1,254,846	$1,671,290	$4,162,764	$6,043,042
Portfolio sales, net	8,860	215,765	13,344	700,767

TOTAL NET REVENUES	1,263,706	1,887,055	4,176,108	6,743,809

OPERATING COSTS AND EXPENSES:
Salaries and benefits	566,384	824,729	1,866,761	2,791,919
General and administrative	678,781	681,385	1,922,330	2,235,856
Provision for (Recovery of) portfolio impairment	-	408,000	(150,000)	1,384,000
Loss on impairment of property and equipment	255,000	-	255,000	-
Depreciation	27,980	27,469	83,704	79,507
Total operating costs and expenses	1,528,145	1,941,583	3,977,795	6,491,282

INCOME (LOSS) FROM OPERATIONS	(264,439)	(54,528)	198,313	252,527

OTHER INCOME (EXPENSE):
Interest expense and other financing costs	(52,612)	(116,259)	(200,030)	(334,535)
Interest income	25	483	100	1,338
Other income	2,330	548	2,330	557
Total other expense, net	50,257	(115,228)	(197,600)	(332,640)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(314,696)	(169,756)	713	(80,113)

INCOME TAX PROVISION	-	5,790	7,810	23,390

NET LOSS	$(314,696)	$(175,546)	$(7,097)	$(103,503)

NET LOSS PER LLC UNIT – BASIC AND DILUTED	$(0.57)	$(0.32)	$(0.01)	$(0.19)

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

	Member Units	Unreturned Capital	Abandoned Capital	Accumulated Deficit	Total Members' Equity
Balance, December 31, 2007	549,911	$22, 257,470	$1,051,946	$(22,867,335)	$442,081

Member units returned by investors	(672)	(28,954)	28,954	-	-

Distributions to investors	-	(102)	-	-	(102)

Net loss	-	-	-	(103,503)	(103,503)

Balance, September 30, 2008 (unaudited)	549,239	$22, 228,414	$1,080,900	$(22,970,838)	$338,476

Net income	-	-	-	137,116	137,116

Balance, December 31, 2008	549,239	22, 228,414	1,080,900	(22,833,722)	475,592

Member units returned by investors	(746)	(35,347)	35,347	-	-

Distributions to investors	-	157	-	-	157

Net loss	-	-	-	(7,097)	(7,097)

Balance, September 30, 2009 (unaudited)	548,493	$22,193,224	$1,116,247	$(22,840,819)	$468,652

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2009	September 30, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,097)	$(103,503)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,704	79,507
Provision for (Recovery of) portfolio impairment	(150,000)	1,384,000
Loss on impairment of property and equipment	255,000	-
Decrease (increase) in assets:
Other receivables	25,187	6,708
Prepaid expenses and other assets	32,675	43,761
Loan portfolios	719,190	(719,657)
Increase (decrease) in liabilities:
Accounts payable	94,161	(10,407)
Accrued liabilities	(25,909)	(84,676)
Accrued interest	(8,463)	(15,721)
Income taxes payable	(17,580)	(1,790)
Net cash provided by operating activities	1,000,868	578,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(15,337)	(100,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (increase) decrease in restricted cash	54,347	(17,073)
Borrowings on loans payable	116,689	2,575,060
Repayment of loans	(1,484,752)	(3,314,351)
Distributions to investors	157	(102)
Net cash used in financing activities	(1,313,559)	(756,466)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(328,028)	(279,060)

CASH AND CASH EQUIVALENTS, beginning of period	421,943	693,227

CASH AND CASH EQUIVALENTS, end of period	$93,915	$414,167

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

Income taxes paid	$25,390	$25,180
Interest paid	$145,366	$314,282

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

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2008, included in the Company's Current Report on Form 10-K filed with the Securities and Exchange Commission on April 7, 2009. The results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

The Company's management has evaluated subsequent events through November 20, 2009, which is the date that the consolidated financial statements were issued.

Going Concern

On November 9, 2009, the PCM LLC Board of Directors determined that it is in the best interests of the Company and its members to wind down business operations. As a result, the Board of Directors is reviewing the options available to the Company and has directed management to prepare a plan of dissolution and liquidation of the Company for the Board's consideration. In the meantime, the Company is exploring opportunities to sell some Matterhorn and PCM LLC portfolios to raise capital to pay outstanding obligations and fund ongoing expenses. Even if a plan of dissolution and liquidation is approved by the Board of Directors, the plan could not be implemented without the approval of members holding a majority of the outstanding member units of PCM LLC. As a result, the Company has presented its financial statements on a going concern basis.

Should a plan of dissolution and liquidation of the Company be approved by the Board of Directors and subsequently approved by the required vote of PCM LLC members, the Company would then change its basis of accounting from the going concern basis to the liquidation basis.

While the basis of presentation remains that of a going concern, based upon current cash and cash equivalent balances and planned spending rates for the remainder of 2009, management believes that the Company does not have adequate cash and cash equivalents on hand to support ongoing operations over the next twelve months. The Company has experienced recurring losses from operations, and as of September 30, 2009, the Company had available cash and cash equivalents of approximately $94,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and this does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern or should a formal plan of dissolution be approved by the Company’s Board of Directors and its members.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Codification (the "Codification"). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Company adopted the Codification during the third quarter of 2009 and the adoption did not materially impact the Company’s financial statements, however the Company’s references to accounting literature within the Company’s notes to the condensed consolidated financial statements have been revised to conform to the Codification classification.

In June 2009, the FASB issued Statement of Financial Accounting Standards ("FAS") 166, "Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140" ("FAS 166"), which is not yet included in the Codification. FAS 166 modifies the financial components approach, removes the concept of a qualifying special purpose entity, and clarifies and amends the derecognition criteria for determining whether a transfer of a financial asset or portion of a financial asset qualifies for sale accounting. FAS 166 also requires expanded disclosures regarding transferred assets and how they affect the reporting entity. FAS 166 is effective for the Company beginning January 1, 2010. The Company does not expect the adoption of FAS 166 to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation No. 46R" ("FAS 167"), which is not yet included in the Codification. FAS 167 changes the consolidation analysis for VIEs and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. FAS 167 requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE. FAS 167 requires additional disclosures for VIEs, including disclosures about a reporting entity's involvement with VIEs, how a reporting entity's involvement with a VIE affects the reporting entity's financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. FAS 167 is effective for the Company beginning January 1, 2010. The Company does not expect the adoption of FAS 167 to have a material effect on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, which provides alternatives to measuring the fair value of liabilities when a quoted price for an identical liability traded in an active market does not exist. The alternatives include using the quoted price for the identical liability when traded as an asset or the quoted price of a similar liability or of a similar liability when traded as an asset, in addition to valuation techniques based on the amount an entity would pay to transfer the identical liability (or receive to enter into an identical liability). The amended guidance is effective for the Company beginning October 1, 2009.  The Company does not expect the adoption of ASU 2009-05 to have a material effect on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” which establishes a selling price hierarchy for determining the selling price of a deliverable, and eliminates the residual method of allocation. This update requires the arrangement consideration be allocated at the inception of the

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

arrangement to all deliverables using the relative selling price method. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently analyzing the impact of this update, if any, to its consolidated financial statements.

Cash and Cash Equivalents

The Company defines cash equivalents as cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. The Company had no cash balances that exceeded federally insured limits as of September 30, 2009. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant risks on cash in bank accounts.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2009, management expects these assets, net of an impairment write down of $255,000, to be fully recoverable as of September 30, 2009.

Leases and Leasehold Improvements

PCM LLC accounts for its leases under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840, “Leases”, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. The Company’s office lease is accounted for as an operating lease. The office lease contains certain provisions for incentive payments, future rent increases, and periods in which rent payments are reduced. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line method over the term of the lease. The difference between the rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” which is included in “Accrued liabilities” in the accompanying Consolidated Balance Sheets. In addition, leasehold improvements associated with this operating lease are amortized over the lease term.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company accounts for its investment in purchased loan portfolios utilizing either the interest method or the cost recovery method with the provisions of FASB ASC Topic 310, “Receivables”. Purchased loan portfolios consisted primarily of non-performing credit card accounts. The interest method is being used by the Company for the majority of portfolios purchased after December 31, 2006. However, if future cash flows cannot be reasonably estimated for a particular portfolio, the Company will use the cost recovery method. Application of the cost recovery method requires that any amounts received be applied first against the recorded amount of the portfolios; when that amount has been reduced to zero, any additional amounts received are recognized as net revenue. Acquired portfolios are initially recorded at their respective costs, and no accretable yield is recorded on the accompanying consolidated balance sheets.

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

Commencing with portfolios acquired on or after January 1, 2007, in accordance with FASB ASC Topic 310, discrete loan portfolio purchases during a quarter, with the exception of those portfolios where the Company uses the cost recovery method, are aggregated into pools based on common risk characteristics. The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for purposes of recognizing revenue from loan portfolios, applying collections to the cost basis of loan portfolios, and providing for loss or impairment.

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

The cost recovery method prescribed by FASB ASC Topic 310 is used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio.

Prior to January 1, 2007, revenue from all portfolios was accounted for using the cost recovery method of accounting in accordance with FASB ASC Topic 310 and prior to January 1, 2005, the Company accounted for its investment in purchased loan portfolios using the cost recovery method. For the Company’s portfolios acquired prior to January 1, 2007, the cost recovery method of accounting was and continues to be used.  Under the cost recovery method, cash receipts relating to individual loan portfolios are applied first to recover the cost of the portfolios, prior to recognizing any revenue. Cash receipts in excess of the cost of the purchased loan portfolios are then recognized as net revenue.

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

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Members’ Equity

Members’ equity includes voting LLC units held by members and non-voting LLC units held by one economic interest owner. As of September 30, 2009, PCM LLC had 524,820 voting LLC units and 23,673 non-voting LLC units. Retired or abandoned capital represents LLC units that are either voluntarily returned to the Company by a member or LLC units that are redeemed and cancelled following a procedure authorized by PCM LLC’s plan of reorganization to eliminate the interests of PCM LLC members that PCM LLC has not been able to locate. In July 2009, three individuals and one trust voluntarily surrendered a total of 746 LLC units to the Company.  In October 2009, one individual voluntarily surrendered a total of 50 member units to the Company. The forfeited LLC units represented each member’s entire respective investment interest in the Company.

Note 4 – Fair Value of Financial Instruments

The Company adopted FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, as of January 1, 2008 as it applies to financial assets and liabilities, and as of January 1, 2009 as it relates to non-financial assets and liabilities, including goodwill and other indefinite-lived assets. The adoption of FASB ASC Topic 820 did not have a material impact on the Company’s consolidated statements of financial position, operations or cash flows.

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

The Company has elected not to adopt the provisions of FASB ASC Topic 825, “Financial Instruments”. Therefore, the above instruments are not required to be recorded at their fair value. However, for disclosure purposes, the Company is required to estimate the fair value of financial instruments when it is practical to do so. Borrowings under the Company’s credit facility are carried at historical cost, adjusted for additional borrowings less principal repayments, which approximates fair value.

Historically, the Company has measured the fair value of its loan portfolios based on the discounted present value of the actual amount of money that the Company believed a loan portfolio would ultimately produce utilizing entity-specific measurements. Under FASB ASC Topic 820, the Company would have to attempt to determine the fair market value of hundreds of loan portfolios on a recurring basis. There is no active market for loan portfolios or observable

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 – Fair Value of Financial Instruments (continued)

inputs for the fair value estimation. Therefore, there is potential for a significant variance in the actual fair value of a loan portfolio and the Company’s estimate. Given this inherent uncertainty associated with measuring the fair value of its loan portfolios under FASB ASC Topic 820 and the excessive costs that would be incurred, the Company considers it not practical to measure the fair value of its loan portfolios.

Note 5 - Purchased Loan Portfolios

The Company acquires loan portfolios from federal and state banks and other sources. These loans are acquired at a substantial discount from the actual outstanding balance. The aggregate outstanding contractual loan balances at September 30, 2009 and December 31, 2008 totaled approximately $718 million and $739 million, respectively.

The Company initially records acquired loans at cost. To the extent that the cost of a particular loan portfolio exceeds the net present value of estimated future cash flows expected to be collected, a valuation allowance is recognized in the amount of such impairment.

The carrying amount of purchased loan portfolios included in the accompanying consolidated balance sheets is as follows:

	As of	As of
	Sept. 30, 2009	Dec. 31, 2008
Unrecovered cost balance, beginning of period	$3,881,968	$3,582,983
Valuation allowance, beginning of period	(1,782,341)	(360,341)
Net balance, beginning of period	2,099,627	3,222,642
Net portfolio activity	(719,190)	298,985
Subtotal	1,380,437	3,521,627
Recovery (Provision) for portfolio impairment	150,000	(1,422,000)
Net balance, end of period	$1,530,437	$2,099,627

Purchases by Quarter

The following table summarizes portfolio purchases the Company made during the year ended December 31, 2008  and each of the first, second and third quarters of 2009, that were accounted for using the interest method, and the respective purchase prices (in thousands):

	For the year ended	For the three months ended	For the three months ended	For the three months ended
	December 31, 2008	March 31, 2009	June 30, 2009	Sept. 30, 2009

Fair Value Date of Purchase	$1.8 million	$0.1 million	$0.0 million	$0.0 million

Forward Flow Allocation (Accretable Yield )	$2.4 million	$0.1 million	$0.0 million	$0.0 million

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Purchased Loan Portfolios – (continued)

During the nine months ended September 30, 2009, the Company purchased $59,500 of loan portfolios. During the twelve months ended December 31, 2008, the Company purchased $3.3 million of loan portfolios, $1.4 million of which was immediately sold after being purchased.

Changes in Investment in Purchased Loan Portfolios

As of September 30, 2009, the portfolios accounted for using the cost recovery method consisted of $172,000 in net book value of investment in loan portfolios.

The activity in the loan portfolios in the accompanying consolidated financial statements is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Balance, beginning of period	$1,673,988	$3,063,357	$2,099,627	$3,222,642
Purchased loan portfolios	-	371,541	59,500	3,257,610
Collections on loan portfolios	(1,262,929)	(1,830,549)	(4,288,206)	(6,657,637)
Sales of loan portfolios	(28,920)	(281,646)	(38,281)	(2,092,275)
Revenue recognized on collections	1,254,846	1,671,290	4,162,764	6,043,042
Revenue recognized on sales	8,860	215,765	13,344	700,767
Cash collection applied to principal	(115,408)	(243,459)	(628,311)	(531,850)
Provision for portfolio impairment	-	(408,000)	150,000	(1,384,000)
Balance, end of period	$1,530,437	$2,558,299	$1,530,437	$2,558,299

Projected Amortization of Portfolios

As of September 30, 2009, the Company had approximately $1.5 million in investment in purchased loan portfolios, of which approximately $1.4 million is accounted for using the interest method. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in purchased loan portfolios under the interest method is as follows:

For the Years Ended
September 30,	Amortization
2010	$641,000
2011	$421,000
2012	$237,000
2013	$57,000
2014	$2,000

$1,358,000

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Purchased Loan Portfolios – (continued)

Accretable Yield

Accretable yield represents the amount of income recognized on purchased loan portfolios under the interest method that the Company can expect to generate over the remaining life of its existing pools of portfolios based on estimated future cash flows as of September 30, 2009. Changes in accretable yield for the nine months ended September 30, 2009 and the year ended December 31, 2008, were as follows:

	Nine months Ended	Year ended
	Sept. 30, 2009	Dec. 31, 2008
Balance at the be beginning of the period	$2,369,000	$2,523,000
Additions, net	80,000	2,321,000
Income recognized on portfolios, net	(1,162,000)	(1,269,000)
Recovery of (Provision for) portfolio impairment and other adjustments	913,000	(1,206,000)
Balance at the end of the period	$2,200,000	$2,369,000

The valuation allowances related to the loan portfolios for the nine months ended September 30, 2009 and the year ended December 31, 2008 are as follows:

	Nine months ended	Year ended
	Sept. 30, 2009	Dec. 31, 2008
Valuation allowance, beginning of period	$1,782,341	$360,341
(Decrease) increase in valuation allowance due to portfolio Impairment	(150,000)	1,422,000
Valuation allowance, end of period	$1,632,341	$1,782,341

Note 6 - Property and Equipment

Property and equipment is as follows:

	As of	As of
	Sept. 30, 2009	Dec. 31, 2008
Office furniture and equipment	$364,361	$432,139
Computer equipment	658,996	761,736
Leasehold improvements	44,357	113,502
Totals	1,067,714	1,307,377
Less accumulated depreciation	(1,032,321)	(948,616)
Property and equipment, net	$35,393	$358,761

Depreciation expense for the quarters ended September 30, 2009 and 2008 amounted to approximately $28,000 and $27,000, respectively. Depreciation for the nine months ended September 30, 2009 and September 30, 2008 amounted to approximately $84,000 and $80,000, respectively.

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

PCM LLC’s wholly-owned subsidiary Matterhorn owed approximately $0.9 and $2.2 million at September 30, 2009 and December 31, 2008, respectively, under the facility in connection with its purchase of certain charged-off loan portfolios. The total amount borrowed under the facility was approximately $16.8 million at September 30, 2009 and December 31, 2008, respectively.

In June 2007, the Company entered into an amendment to the agreement with Varde that extends the maturity date for principal and any other accrued but unpaid amounts on each loan from up to two years to up to three years for portfolio purchases using the credit facility made on or after the effective date of the amendment. Each loan has minimum payment threshold points, a term of up to three years and bears interest at the rate of 12% per annum. These obligations are scheduled to be paid in full on dates ranging through September 2011, with the approximate following principal payments due:

Twelve Months Ending
September 30,
2010	$0.7 million
2011	$0.2 million

Once all funds (including funds invested by the Company) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by the Company are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. Varde has a first priority security interest in all the assets of Matterhorn, securing repayment of its loans and payment of its residual interest. PCM LLC, the parent operating company, has guaranteed certain of Matterhorn's operational obligations under the loan documents. The amount of remaining available credit under the facility was approximately $8.2 million at September 30, 2009 and December 31, 2008, respectively. The assets of Matterhorn that provide security for Varde's loans were carried at a cost of approximately $1.2 million at September 30, 2009.

The Company has failed to timely meet principal threshold points and payment deadlines on several of its loan agreements with Varde, which constitutes a default under the Master Loan Agreement. Varde has not, however, served the Company with any notice of default and, thereby, has not initiated the default procedures under the Master Loan Agreement. The following Varde loans have been impacted by delayed collections:

•
A Varde loan that was made in December 2005 was due to be paid in full in December 2008. The original loan was for approximately $4.6 million. The principal balance at October 31, 2009 was approximately $40,000. Varde has informally agreed to extend the portfolio’s payment terms based on current collection rates that are anticipated to pay off interest and principal owed to Varde over the next several months.

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8 – Notes Payable (continued)

•
In May 2009, Varde loaned $71,000 to the Company to pay for legal collections costs for a portfolio.  This loan was subsequently determined by Varde to be due and the Company repaid the loan in the third quarter of 2009.

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

The base rent will increase on a yearly basis throughout the term. Future minimum lease commitments under the Buena Park lease for the twelve months ended September 30, will be:

Year ending	Approximate Annual
Sept. 30, 2009	Lease Commitments
2010	$355,000
2011	$355,000
2012	$360,000
2013	$364,000
2014	$152,000

In  addition  to  the  base rent, PCM LLC must pay its pro rata share of the increase in operating expenses, property taxes and property insurance for the building above the total dollar amount of operating expenses, property taxes and property insurance for the 2006 base calendar year.

The building lease contains provisions for incentive payments, future rent increases, or periods in which rent payments are reduced. As the Company recognizes rent expense on a straight-line basis, the difference between the amount paid and the amount charged to rent expense is recorded as a liability. The amount of deferred rent liability at September 30, 2009 and December 31, 2008 was $175,000 and $196,000, respectively.  Rental expense for the three months ended September 30, 2009 and 2008 amounted to approximately $80,000, respectively.  Rental expense for the nine months ended September 30, 2009 and 2008 amounted to approximately $241,000, respectively. PCM LLC is obligated under a five-year equipment lease expiring in 2011 with minimum payments of $3,900 per year.

Legal Proceedings

On June 3, 2009, a class action lawsuit was filed against Performance Capital Management, LLC, et. al., in Orange County Superior Court in Santa Ana, California. Plaintiffs claim to be persons who were members of the certified class in the Worley v. Storage USA case, Orange County Superior Court, which was settled in 2008. The Company acquired the debt owed by the plaintiffs to Storage USA in the latter half of 2004 and the first half of 2005 Plaintiffs make broad, general assertions that the Company has violated the Consumer Credit Reporting Agencies Act with respect to information about the plaintiffs that the Company furnished to consumer reporting agencies. Plaintiffs seek injunctive relief, actual and punitive damages to be determined by the court, attorney’s fees and court costs. This lawsuit has been referred to legal counsel. The merits of the case have not yet been

Index

PERFORMANCE CAPITAL MANAGEMENT, LLC AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9 - Commitments and Contingencies (continued)

determined. The Company expects to prevail in this lawsuit; however, as litigation is inherently unpredictable, there can be no assurance in this regard, and, therefore, an accrual has been made to provide for the Company’s potential liability in this case. If the plaintiffs do prevail, the results could have a material effect on the Company’s financial position.

On July 9, 2009, a class action lawsuit was filed against Performance Capital Management, LLC in the United States District Court for the Eastern District of New York. Plaintiff, on behalf of herself and a proposed class, makes broad, general assertions that the Company violated the Fair Debt Collection Practices Act, 15 U.S.C. Section 1692 et seq. with respect to its debt collection practices. The plaintiffs seek statutory and punitive damages as well as attorney’s fees and court costs. This lawsuit has been referred to legal counsel. The merits of the case have not yet been determined. The Company expects to prevail in this lawsuit; however, as litigation is inherently unpredictable, there can be no assurance in this regard, and, therefore, an accrual has been made to provide for the potential liability in this case. If the plaintiffs do prevail, the results could have a material effect on the Company’s financial position.

Note 10 - Earnings Per LLC Unit

Basic and diluted earnings per LLC unit are calculated based on the weighted average number of LLC units issued and outstanding, 548,990 and 549,571 for the nine months ended September 30, 2009 and September 30, 2008, respectively.

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

Note 12 – Subsequent Events

Forfeiture of Member Units

In October 2009, one individual voluntarily surrendered a total of 50 member units to the Company. The forfeited member units represented the member’s entire respective investment interest in the Company.

Dissolution of the Company

On November 9, 2009, the PCM LLC Board of Directors determined that it is in the best interests of the Company and its members to wind down business operations. As a result, the Board of Directors is reviewing the options available to the Company and has directed management to prepare a plan of dissolution and liquidation of the Company for the Board's consideration. In the meantime, the Company is exploring opportunities to sell some Matterhorn and PCM LLC portfolios to raise capital to pay outstanding obligations and fund ongoing expenses. Even if a plan of dissolution and liquidation is approved by the Board of Directors, the plan could not be implemented without the approval of members holding a majority of the outstanding member units of PCM LLC. If a plan of dissolution and liquidation is approved by the Board of Directors, it will be described in detail in a proxy statement to be filed with the Securities and Exchange Commission and sent to the PCM LLC members.

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

We frequently sell certain portions of portfolios we purchase, in many instances to retain those accounts that best fit our collection profile and to reduce our purchase commitment by reselling the others. We then collect those accounts we retain as a distinct portfolio. We do not generally purchase loan portfolios solely with a view to their resale, and for this reason we generally do not show portfolios on our balance sheet as “held for investment.” From time to time we sell some of our portfolios either to capitalize on market conditions, to dispose of a portfolio that is not performing or to dispose of a portfolio whose collection life, from our perspective, has run its course. At times we also sell portions of portfolios, when reasonable, to provide cash for operating expenses and to pay amounts owed to third parties. When we engage in sales of portfolios, we continue collecting the accounts right up until the closing of the sale.

Historically, we have measured the fair value of our loan portfolios based on the discounted present value of the actual amount of money that we believed a loan portfolio would ultimately produce utilizing entity-specific measurements. The Financial Accounting Standards Board (FASB), however, recently issued Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”, which provides guidance for measuring fair value and requires certain disclosures. It does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. FASB ASC Topic 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement would need to be determined based on the assumptions that market participants would use in pricing the asset or liability.

Under FASB ASC Topic 820, we would have to attempt to determine the fair market value of hundreds of loan portfolios on a recurring basis. There is no active market for loan portfolios or observable inputs for the fair value estimation. Therefore, there is potential for a significant variance in the actual fair value of a loan portfolio and our estimate. Given this inherent uncertainty associated with measuring the fair value of our loan portfolios under FASB ASC Topic 820 and the excessive costs that would be incurred, we consider it not practical to measure the fair value of our loan portfolios.

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

On our statement of operations, when using the cost recovery method, we reduce our total revenues by the cost basis recovery of our portfolios to arrive at net revenue. For collections revenue, we reduce the cost basis of the portfolio dollar-for-dollar until we have completely recovered the cost basis of the portfolio. Alternatively, the interest method applies an effective interest rate, or internal rate of return (“IRR”), to the adjusted cost basis of the pool, which remains unchanged throughout the life of the pool unless there is an increase in subsequent expected cash flows. We use the interest method of accounting for most of our loan portfolios purchased after December 31, 2006. However, a portion of our portfolios are fully recovered and accounted for under the cost recovery method. This is due to a steady decline in the number of portfolio purchases since 2007.

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

We generally collect our portfolios over periods of time ranging from three to seven years, with the bulk of a portfolio's yield forecasted to come in the first three years we collect it.  Due to a lack of debtor liquidity, however, we are experiencing movement of the timing of our portfolio collections towards the far end of this range.  If we succeed in collecting our portfolios, we expect to recover the cost we paid for them, repay the loans used to purchase them, pay our collection, financing and operating costs, and still have excess cash.

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

Index

CRITICAL ACCOUNTING POLICIES

Investments in Portfolios

We account for our investment in loan portfolios in accordance with the provisions of FASB ASC Topic 310, using either the interest method or the cost recovery method. FASB ASC Topic 310 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased loans, or “pools,” and subsequent changes to those estimated cash flows. For portfolios purchased on or before December 31, 2006, and for portfolios purchased after that date where the amount and timing of future cash collections on a pool of loans are not reasonably estimable, we account for such portfolios using the cost recovery method. If the accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information is not available to estimate future cash flows, then they are not aggregated with other portfolios and they are accounted for under the cost recovery method.

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

Index

Under the cost recovery method, when we sell all or a portion of a portfolio, to the extent of remaining cost basis for the portfolio, we reduce the cost basis of the portfolio by a pro rata percentage of the original portfolio cost. This method of accounting also applies to portfolios that are purchased and then immediately sold prior to being aggregated into a pool. Under the interest method, however, when we sell all or a portion of a portfolio in a pool, it reduces the cost basis of the pool by a pro rata percentage of the average portfolio cost in the pool. Our policy does not take into account whether the portion of the portfolio we are selling may be more or less valuable than the remaining accounts that comprise the portfolio.

Credit Facility

As discussed in greater detail in the Liquidity and Capital Resources section of this Report below, our credit facility with Varde Investment Partners, L.P. (“Varde”) provides for up to $25 million of capital (counting each dollar loaned on a cumulative basis) with a term ending in June 2010. The facility provides for Varde to receive a residual interest in portfolio collections after all funds invested in a portfolio have been repaid (with interest) and all servicing fees for that portfolio have been paid. We do not record a liability for contingent future payments of residual interests due to the distressed nature of the portfolio assets and the lack of assurance that collections sufficient to result in a liability will actually occur. When such payments actually occur, we reflect them in our statement of operations as other financing costs.

OPERATING RESULTS

For ease of presentation in the following discussions of “Operating Results” and “Liquidity and Capital Resources”, we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

Comparison of Results for the Quarters Ended September 30, 2009 and 2008

The following compares our results for the three months ended September 30, 2009, to the three months ended September 30, 2008. We had a net loss of $315,000 in the three months ended September 30, 2009, as compared to a net loss of $176,000 in the three months ended September 30, 2008.

Revenue

The following table summarizes the total cash proceeds we generated from operations and the net revenues we recognized for the three months ended September 30, 2009 and 2008, respectively (see consolidated Statements of Operations and Note 5 to the Condensed Notes to the Consolidated Financial Statements).

	Cash Received Three months ended September 30,		Net Revenue Three months ended September 30,
	2009	2008	2009	2008
Collections on Loan Portfolios*	$1.3 million	$1.8 million	$1.3 million	$1.7 million
Sales of Loan Portfolios	$0.0 million	$0.3 million	$0.0 million	$0.2 million
Total	$1.3 million	$2.1 million	$1.3 million	$1.9 million
* Excluding gross collections applied to principal (see Note 5 to the Condensed Notes to the Consolidated Financial Statements).

The slow down in the economy and our lack of capital to purchase new portfolios has resulted in our total cash proceeds declining to a level that has forced us to significantly contract our business operations and explore our options for unwinding the Company. Our total cash proceeds from collections decreased by $0.6 million and our total cash proceeds from sales of portfolios decreased by $253,000 for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008.

Index

Our total net revenues decreased by $0.6 million to $1.3 million in the three months ended September 30, 2009, as compared to $1.9 million in the three months ended September 30, 2008. Portfolio collections provided 99.3% and 88.6% of our total net revenues in the three months ended September 30, 2009 and 2008, respectively. We generated $9,000 in revenues from portfolio sales in the three months ended September 30, 2009, as compared to $216,000 in the three months ended September 30, 2008.  More significant was the $416,000 decrease in net portfolio collections, which was $1.3 million and $1.7 million in the three months ended September 30, 2009 and 2008, respectively. These significant decreases in total cash proceeds and net revenues are the result of fewer portfolio purchases, fewer portfolio sales and lower than projected performance of our portfolios, as discussed in more detail in the Liquidity and Capital Resources section of this Report below.

Our net portfolio purchases of $0.4 million for the three months ended September 30, 2008 were substantially higher than during the three months ended September 30, 2009, where no portfolio purchases were made. We purchased $60,000 of portfolios during the nine months ended September 30, 2009, but do not have any plans to purchase additional portfolios in 2009.  Instead, we used a portion of our limited cash flows from operating activities, $252,000 in the three months ended September 30 2009, to pay down principal and interest owed to Varde. We have also applied funds otherwise due to us from Matterhorn towards principal and interest payments to Varde, which has further depleted our cash reserves.

In an effort to offset declining portfolio purchases beginning in 2006 and to continue to maximize use of our collection infrastructure, we began implementing other collection strategies in 2007, such as serving as a third-party collection agency, expanding use of the judicial process to collect specific accounts determined to be suitable for such an approach, and improving the accuracy of debtor contact information contained in our databases, but have not realized significant gains from these strategies. Due to a lack of sufficient volume to justify the costs associated with the third party collections program, in September 2008 we decided to eliminate the program and focus our resources on collecting our own and Matterhorn’s portfolios.

We have scaled back our legal collections program in 2009 as compared to 2008 and expect to continue to reduce our use of legal collections going forward. We utilize our network of third party law firms on a commission basis in cases where we determine that it is financially or strategically prudent to use legal collections to collect an account. Legal collections tend to have longer time horizons but are expected to contribute to an increase in returns over two to five years. The method used to select accounts for legal collections is a critical component of a successful legal collections program. If accounts that have a higher likelihood of being collected using legal process are accurately selected, overall collection efficiency should increase. We do not have a set policy regarding when to initiate legal process. Given the varying nature of each case, we exercise our business judgment following an analysis of accounts using computer-based guidance to determine when we believe using legal process is appropriate (i.e., where a debtor has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay). Once a judgment is obtained, the primary methods for collecting on the judgment are liens on property and garnishment, both of which have a long time horizon for collection.

With all of our collections efforts, we are keenly aware that claims based on the Fair Debt Collection Practices Act (“FDCPA”), the Consumer Credit Reporting Agencies Act and comparable state statutes may result in lawsuits, including class action lawsuits, which could be material to the Company due to the remedies available under these statutes. Two such lawsuits have been filed against the Company and are discussed in more detail in Note 9 to the Condensed Notes to the Consolidated Financial Statements.

We had a net loss in the third quarter of 2009 of $315,000 as compared to a net loss of $176,000 in the third quarter of 2008. The period-to-period difference in net loss reflected on our consolidated Statements of Operations was due to $1.3 million total net revenues in the third quarter of 2009 as compared to $1.9 million in the third quarter of 2008, no portfolio impairment charge in the third quarter of 2009, as compared to an impairment charge of $408,000 in the third quarter of 2008, and an impairment loss of $255,000 to write down property and equipment to their fair value at September 30, 2009.

Members’ equity decreased by $315,000 in the third quarter of 2009 from $783,000 at June 30, 2009. The decrease in members’ equity is attributed to the net loss of $315,000 that we incurred in the third quarter of 2009.

Index

Operating Expenses

Our total operating costs and expenses decreased to $1.5 million in the three months ended September 30, 2009 from $1.9 million in three months ended September 30, 2009, a $0.4 million decrease. This decrease was due to:  a $258,000 decrease in salaries and benefits from significantly reducing staff and implementing a reduced pay structure for remaining collectors and administrative personnel, as well as reducing officer and director compensation; a general reduction in the scope of our business activities, offset by an impairment charge to fixed assets of $255,000; and a $408,000 decrease in the provision for portfolio impairment charge in the third quarter of 2009 as compared to the third quarter of 2008. We expect our operating expenses to decrease as we continue to scale down our business operations.

Impairments arise when actual portfolio collections are generated at a slower rate than forecasted using the interest method. If actual portfolio collections are generated at a faster rate than originally forecasted, a reduction in our net impairment provision occurs. The current economic conditions have made it challenging to estimate when a portfolio will generate collections revenue and, therefore, we anticipate that we may periodically record impairment charges. Due to such fluctuations in the economy, the degree to which such impairments impact our financial statements will continue to vary from quarter-to-quarter.

We view our material fixed costs as: payroll for administrative staff; rent; computer maintenance; professional services; and insurance.

Late in the third quarter of 2009 we made further substantial cuts to our collection and administrative staff.  As of March 1, 2009, we had a total of 53 full-time employees and 4 part-time employees, and as of November 1, 2009, we had a total of 30 full-time employees and 4 part-time employees. The results of the latest cuts will be recognized in the fourth quarter of 2009.  In the event we do not have the infrastructure to manage the collections of accounts in-house, we will outsource collections to third party collection agencies. Our purchases of portfolios in 2009 have only been $60,000 due to a lack of capital and we do not anticipate making any further purchases in 2009 for the same reason.

Our interest expense and other financing costs were $53,000 and $116,000 in the three months ended September 30, 2009 and 2008, respectively, a $63,000 decrease. The decrease was due primarily to paying down most of the debt owed to Varde. The Varde debt decreased to $868,000 at September 30, 2009, as compared to $2.9 million at September 30, 2008. We have no current plans to use the Varde facility to purchase portfolios in the remainder of 2009 due to our limited cash reserves.

Comparison of Results for the Nine Months Ended September 30, 2009 and 2008

The following compares our results for the nine months ended September 30, 2009, to the nine months ended September 30, 2008. We had a net loss of $7,000 in the nine months ended September 30, 2009, as compared to a net loss of $104,000 in the nine months ended September 30, 2008.

Revenue

The following table summarizes the total cash proceeds we generated from operations and the net revenues we recognized for the nine months ended September 30, 2009 and 2008, respectively (see consolidated Statements of Operations and Note 5 to the Condensed Notes to the Consolidated Financial Statements).

	Cash Received Nine months ended Sept. 30,		Net Revenue Nine months ended Sept. 30,
	2009	2008	2009	2008
Collections on Loan Portfolios*	$4.3 million	$6.7 million	$4.2 million	$6.0 million
Sales of Loan Portfolios	$0.0 million	$2.1 million	$0.0 million	$0.7 million
Total	$4.3 million	$8.8 million	$4.2 million	$6.7 million
* Excluding gross collections applied to principal (see Note 5 to the Condensed Notes to the Consolidated Financial Statements).

Index

For the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, our total cash proceeds from collections decreased by $2.4 million and our total cash proceeds from sales of portfolios decreased by $2.1 million. As discussed above in the quarter-to-quarter comparison, our cash collections from portfolios are decreasing significantly as we experience the effects of fewer portfolio purchases and lower than projected performance of our portfolios due in large part to a significant slowdown in the economy. If a portfolio’s cash collections come in at slower rate than the loan repayments due to Varde, the cash is immediately used to pay Varde instead of being reinvested in new portfolio purchases, further reducing the Company’s cash reserves. As a result, we are exploring options to unwind the Company’s business operations (discussed in more detail below in the section of this Report entitled Liquidity and Capital Resources).

Our total net revenues decreased by $2.6 million to $4.2 million in the nine months ended September 30, 2009, as compared to $6.7 million in the nine months ended September 30, 2008. The decrease in total net revenues was due to significant sales of portfolios in the first nine months of 2008 as compared to the first nine months of 2009 and collections revenue decreasing due to a continuing decline in portfolio purchases and a lower level of debtor liquidity. Portfolio collections provided 99.7% and 89.6% of our total net revenues in the nine months ended September 30, 2009 and 2008, respectively. We had net revenues of $13,000 from portfolio sales in the nine months ended September 30, 2009, as compared to $701,000 in the nine months ended September 30, 2008, a $687,000 decrease. Net revenues from portfolio collections decreased by $1.9 million, with $6.0 million recognized in the nine months ended September 30, 2008 as compared to $4.2 million recognized in the nine months ended September 30, 2009.

Our net portfolio purchases of $60,000 in the first nine months of 2009 were substantially lower than our net portfolio purchases of $3.3 million (net of the $1.4 million portion that was immediately sold) in the first nine months of 2008. No further purchases are anticipated for the remainder of 2009.

We had a net loss in the first nine months of 2009 of $7,000, as compared to a net loss of $104,000 in the nine months ended September 30, 2008, a $97,000 increase in net income. The lower period-to-period net loss in the first nine months of 2009 as compared to the same period in 2008 was due to:

•
a $150,000 recovery of portfolio impairment, as compared to an impairment charge of $1.4 million in the first nine months of 2008, resulting from collections being generated at a faster rate than forecasted at the time the original impairment provisions were charged;

•	a significant decrease in our operating costs and expenses as we continue to scale down our business operations; and
•
lower interest and other financing costs in the first nine months of 2009 as compared to the first nine months of 2008 due to no portfolio purchases using the Varde facility and paying off amounts due to Varde in the first nine months of 2009.

In addition, a greater number of older loan portfolios, accounted for using the cost recovery method, had a zero cost basis in the first three quarters of 2009 as compared to the first three quarters of 2008, with all collections from these portfolios being recorded as income.

During the first nine months of 2009, we generated positive cash flow from operating activities of $1.0 million, enabling us to pay amounts due to Varde. Members’ equity, however, decreased by $7,000 in first nine months of 2009 from $476,000 at December 31, 2008. This decrease in members’ equity is attributed to a net loss of $7,000 that we incurred in the first nine months of 2009.

Operating Expenses

Our total operating costs and expenses decreased to $4.0 million in the nine months ended September 30, 2009 from $6.5 million in nine months ended September 30, 2008, a $2.5 million decrease, due to:  a $925,000 decrease in salaries and benefits resulting from a significant reduction in staff and implementation of a reduced pay structure for remaining collectors and administrative personnel, as well as a reduction in officer and director compensation; a $314,000 decrease in general and administrative expenses, primarily resulting from a decreased emphasis on legal collections and a general reduction in our business operations, offset by an impairment charge to fixed assets of $255,000; and a $1.5 million decrease in the provision for portfolio impairment due to a $150,000 recovery of impairment charge in the first three quarters of 2009, as compared to a portfolio impairment charge of $1.4 million in the first three quarters of 2008. We expect our operating expenses to decrease as we continue to scale down our business operations.

Index

Our interest expense and other financing costs were $200,000 and $335,000 in the nine months ended September 30, 2009 and 2008, respectively, a $135,000 decrease. The decrease was due primarily to paying down debt owed to Varde.  The Varde debt decreased to $868,000 at September 30, 2009 as compared to $2.9 million at September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, including restricted cash, decreased by approximately 50% to $375,000 at September 30, 2009, from $758,000 at December 31, 2008, a $382,000 decrease. Our primary sources of cash are cash flows from operations and borrowings. Recently, cash has been used for repayments of borrowings, purchases of property and equipment, legal collections, public reporting company expenses and general working capital. During the nine months ended September 30, 2009, our portfolio collections and sales generated $4.3 million of cash, we borrowed $117,000, and we used $3.7 million for operating and other activities, $60,000 for purchases of new portfolios, and $1.5 million to repay loans, thus spending more cash than we generated.

Our portfolios provide our principal long-term source of liquidity. Our purchase of portfolios is limited by the amount of cash reserves and borrowed funds we have available and the availability of reasonably priced portfolios. Cash generated from operations depends upon our ability to efficiently collect on the loan portfolios. Over the life of a portfolio, our goal is to convert the portfolio to cash in an amount that equals or exceeds the cost basis of the portfolio. After the cost basis has been recovered, each dollar collected, if any, is recorded as income. Historically, we have collected two to two and a half times a portfolio’s purchase price over three to seven years. Due to a lack of debtor liquidity, however, we are experiencing movement of the timing of our portfolio collections towards the far end of this range, which has in a few cases impacted our ability to timely repay amounts owed to Varde. Many factors, including the state of the economy, paying too much for a portfolio, the liquidity of debtors, and our ability to retain qualified collectors, may impact our ability to collect an amount of cash necessary to timely recover the cost we pay for a portfolio, repay funds borrowed to purchase the portfolio, pay our collection, financing and operating costs and still have a profit. Fluctuations in these factors have caused a negative impact on our business and materially impacted our expected future cash flows.

While prices of loan portfolios have fallen recently, our low cash reserves have prevented us from capitalizing on the availability of lower cost portfolios. The drop in prices has also made it more difficult for us to sell portfolios at reasonable prices. In addition, the downturn in the economy appears to have resulted in a decrease in debtor liquidity, which generally has the effect of reducing the number of collectable accounts and increasing the time and resources it takes to collect amounts owed. With loan terms of three years, longer collection timelines have forced us to use our limited cash proceeds to pay amounts owed to Varde instead of using it to acquire new portfolios. In addition, Varde is applying amounts owed to us from Matterhorn towards repayment of its loans. The result is that we are expending cash much faster than we are generating income.

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

Our limited cash reserves are being used to repay Varde, pay operating expenses and collect our existing portfolios as efficiently as possible.  No portfolio purchases are anticipated for the rest of 2009.  We will continue our efforts to reduce variable costs associated with collections in addition to selling portfolios to generate additional income to pay operating expenses and amounts owing to third parties.

In the nine months ending September 30, 2009, our total net revenues of $4.2 million were about level with our total operating, interest and other expenses of $4.2 million, resulting in a net loss of $7,000. Without the $150,000 recovery of portfolio impairment charge, however, our operating and other expenses would be $4.3 million and our net loss would increase commensurately.

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

In 2008, we reduced our collection and administrative staff in an effort to align our operating expenses to our lower collections revenues. As of November 1, 2009, we had a total of 30 full-time employees and 4 part-time employees. As of March 1, 2009, we had a total of 53 full-time employees and 4 part-time employees. Our reduction in collections staff, however, must take into consideration the significant upfront investment in recruiting and training collection personnel and the need to retain enough collectors to effectively service our portfolios. We may increase our use of third-party collection agencies to service portions of our loan portfolios as we reduce our collection staff. We will continue to sell portfolios or portions of portfolios, if possible, if we believe portfolio performance is not up to our expectations and/or we require additional capital to fund our operations.

We have not been able to use the Varde credit facility in 2009 due to an inability to contribute our percentage of the loan amount towards the acquisition of a portfolio. During 2008, we purchased $1.9 million of portfolios (net of the $1.4 portion that was immediately sold) using the Varde credit facility. In the first quarter of 2009, we purchased $60,000 of new portfolios using our own funds. Our assessment of market conditions, as well as our ability to find suitable financing, will continue to dictate whether and when we purchase portfolios. We do not anticipate making portfolio purchases, either financed or on our own, in the remainder of 2009 due to a lack of capital.

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

Index

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

At September 30, 2009, Matterhorn owed $0.9 million under the facility in connection with purchases of certain charged-off loan portfolios. The assets of Matterhorn that provide security for Varde's loans were carried at a cost of $1.2 million at September 30, 2009. The loans have minimum payment threshold points with terms of up to three years and bear interest at the rate of 12% per annum. These obligations are scheduled to be repaid in full on dates ranging through September 2011. Once all funds (including those invested by us) invested in a portfolio financed by Varde have been repaid (with interest) and all servicing fees have been paid, Varde will begin to receive a residual interest in collections of that portfolio. Depending on the performance of the portfolio, these residual interests may never be paid, they may begin being paid a significant time later than Varde’s loan is repaid (i.e., after the funds invested by us are repaid with interest), or, in circumstances where the portfolio performs extremely well, the loan could be repaid early and Varde could conceivably begin to receive its residual interest on or before the date that the loan obligation was originally scheduled to be paid in full. The amount of remaining available credit under the facility at September 30, 2009 was $8.2 million. Matterhorn has borrowed a total of $16.8 million, with $0.9 million outstanding at September 30, 2009.

Due principally to the state of the economy, we are finding that the time it takes us to collect the Matterhorn portfolios is extending beyond three years, resulting in lower collections performance than required by the Varde loan agreements. As a result, the Company has failed to timely meet principal threshold points and payment deadlines on several of its loan agreements with Varde, which constitutes a default under the Master Loan Agreement. Varde has not, however, served the Company with any notice of default and, thereby, has not initiated the default procedures under the Master Loan Agreement. The following Varde loans have been impacted by delayed collections:

The Company has failed to timely meet principal threshold points and payment deadlines on several of its loan agreements with Varde, which constitutes a default under the Master Loan Agreement. Varde has not, however, served the Company with any notice of default and, thereby, has not initiated the default procedures under the Master Loan Agreement. The following Varde loans have been impacted by delayed collections:

•
A Varde loan that was made in December 2005 was due to be paid in full in December 2008. The original loan was for approximately $4.6 million. The principal balance at October 31, 2009 was approximately $40,000. Varde has informally agreed to extend the portfolio’s payment terms based on current collection rates that are anticipated to pay off interest and principal owed to Varde over the next several months.

•
In May 2009, Varde loaned $71,000 to the Company to pay for legal collections costs for a portfolio.  This loan was subsequently determined by Varde to be due and the Company has repaid the loan in the third quarter of 2009.

If Varde were to exercise its rights under the default provisions of the Master Loan Agreement, it could demand the immediate payment of all amounts due and recall servicing of the portfolios from Performance Capital Management, LLC, which would have a material impact on our financial condition and ability to continue operating.

Going Concern

On November 9, 2009, our Board of Directors determined that it is in the best interests of the Company and its members to wind down business operations. As a result, the Board is reviewing the options available to the Company and has directed management to prepare a plan of dissolution and liquidation of the Company for the Board's consideration. In the meantime, the Company is exploring opportunities to sell some portfolios to raise capital to pay outstanding obligations and fund ongoing expenses. Even if a plan of dissolution and liquidation is approved by the Board, the plan could not be implemented without the approval of members holding a majority of the outstanding member units of the Company. As a result, the Company has presented its financial statements on a going concern basis.

Index

Should a plan of dissolution and liquidation of the Company be approved by the Board and subsequently approved by the required vote of members, the Company would then change its basis of accounting from the going concern basis to the liquidation basis. See Note 2 to the Condensed Notes to the Consolidated Financial Statements, incorporated herein by reference, for further information on the basis of presentation.

Capital Expenditures

Our most significant capital assets are our dialer and our telephone switch. We have paid for our new dialer in full and have no significant capital asset expenditures planned at the time of this filing.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3 to the Condensed Notes to the Consolidated Financial Statements in this Report.

ITEM 4T.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Operations Officer (Principal Executive Officer) and our Accounting Manager (Principal Financial Officer), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). In designing and evaluating disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, may be detected. Based on this evaluation, our Chief Operations Officer and our Accounting Manager concluded that our disclosure controls and procedures were effective as of September 30, 2009, to provide reasonable assurance that material information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 9 to the Condensed Notes to the Consolidated Financial Statements, incorporated herein by reference, for information related to the following legal matters.

•	Lesley Jennings and Edward Ordonez, Jr. v. Performance Capital Management, Inc., et. al.; and

•	Victoria Desimone v. Performance Capital Management, LLC.

Index

ITEM 2.  MEMBER FORFEITURES OF SECURITIES

In July 2009, three individuals and one trust voluntarily surrendered a total of 746 member units to the Company.  In October 2009, one member voluntarily surrendered a total of 50 member units to the Company.  The forfeited member units represented each member’s entire respective investment interest in the Company.

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

ITEM 5.  OTHER INFORMATION

On November 9, 2009, our Board of Directors determined that it is in the best interests of the Company and its members to wind down business operations. As a result, the Board is reviewing the options available to the Company and has directed management to prepare a plan of dissolution and liquidation of the Company for the Board's consideration. In the meantime, the Company is exploring opportunities to sell some Matterhorn and the Company's portfolios to raise capital to pay outstanding obligations and fund ongoing expenses. Even if a plan of dissolution and liquidation is approved by the Board, the plan could not be implemented without the approval of members holding a majority of the outstanding member units of the Company. If a plan of dissolution and liquidation is approved by the Board, it will be described in detail in a proxy statement to be filed with the Securities and Exchange Commission and sent to the Company's members.

ITEM 6.  EXHIBITS

An Exhibit Index precedes the exhibits following the signature page and is incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE CAPITAL MANAGEMENT, LLC

November 20, 2009	By:	/s/ David J. Caldwell
(Date)		Name: David J. Caldwell
Its: Chief Operations Officer

Index

EXHIBIT INDEX

Exhibit Number	Description

3.1	Performance Capital Management, LLC Articles of Organization (1)

3.2	Operating Agreement for Performance Capital Management, LLC (1)

3.3	First Amendment to Operating Agreement for Performance Capital Management, LLC (1)

3.4	Second Amendment to Operating Agreement for Performance Capital Management, LLC (2)

3.5	Third Amendment to Operating Agreement for Performance Capital Management, LLC (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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